Form 10-Q
period 2014-06-30
Have Gun Will Travel Entertainment, Inc.
filed 2014-08-08
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number: 000-1554594

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

NEVADA	46-4333787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5850 Canoga Avenue, 4th Floor

Woodland Hills, CA 91367-6554

(Address of principal executive offices) (Zip Code)

(818) 835-2822

Registrant's telephone number, including area code

 ________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of June 30, 2014, the number of shares outstanding of the registrant’s class of common stock was 8,500,000.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAVE GUN WILL TRAVEL ENTERTAINMENT INC.

FINANCIAL STATEMENTS and

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Period Ended June 30, 2014

3

HAVE GUN WILL TRAVEL ENTERTAINMENT INC.

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.

(A Development Stage Company) Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$16,248	$20,000
Accounts Receivable	3,500	-

Total Current Assets	19,748	20,000

Equipment	2,359	-

TOTAL ASSETS	$22,107	$20,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,479	$4,500

Total Current Liabilities	1,479	4,500

Total Liabilities	1,479	4,500

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value, 5,000,000
shares authorized: no shares
issued and outstanding	-	-
Common shares: $0.001 par value, 70,000,000
shares authorized: 8,500,000 shares
issued and outstanding	8,500	8,500
Additional paid-in capital	17,029	17,029
Deficit accumulated during the exploration stage	(4,901)	(10,029)

Total Stockholders' Equity	20,628	15,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,107	$20,000

The accompanying notes are an integral part of these financial statements.

F-1

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.

Statements of Operations

(Unaudited)

			From
	For the Three	For the Six	Inception on
	Months	Months	December 18, 2013
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2014	2014	2014

REVENUES	$11,000	$18,500	$18,500

OPERATING EXPENSES

Professional fees	5,479	9,979	14,479
Marketing	1,500	1,500	1,500
General and administrative	660	1,893	7,422

Total Operating Expenses	7,639	13,372	23,401

INCOME (LOSS) FROM OPERATIONS	3,361	5,128	(4,901)

INCOME (LOSS) BEFORE INCOME TAXES	3,361	5,128	(4,901)

Provision for income taxes	-	-	-

NET INCOME (LOSS)	$3,361	$5,128	$(4,901)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,500,000	8,500,000

The accompanying notes are an integral part of these financial statements.

F-2

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months	From Inception on December 18,
	Ended	2013
	June 30,	to June 30,
	2014	2014

OPERATING ACTIVITIES

Net gain (loss)	$5,128	$(4,901)
Adjustments to reconcile net loss to
Operating expenses paid by shareholder	-	5,529
Changes in operating assets and liabilities:
Accounts receivable	(3,500)	(3,500)
Accounts payable	(3,021)	1,479

Net Cash Provided (Used) by
Operating Activities	(1,393)	(1,393)

INVESTING ACTIVITIES

Purchase of fixed assets	(2,359)	(2,359)

Net Cash Provided by
Investing Activities	(2,359)	(2,359)

FINANCING ACTIVITIES

Proceeds from sale of common stock	-	20,000

Net Cash Provided by
Financing Activities	-	20,000

NET INCREASE (DECREASE) IN CASH	(3,752)	16,248
CASH AT BEGINNING OF PERIOD	20,000	-

CASH AT END OF PERIOD	$16,248	$16,248

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

F-3

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.

Notes to Financial Statements

June 30, 2014 (Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS AND SIGNIFCANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the periods ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 – RELATED PARTY TRANSACTIONS

During the period ended from inception on December 18, 2013 through June 30, 2014 the Company issued 8,500,000 shares of common stock to a related party for cash of $25,529.

NOTE 3 – GOING CONCERN

Management has developed a strategic plan to develop its management team and businessplan. Management anticipates generating sufficient revenue to fund the operations of theCompany during the next fiscal year.

NOTE 4 – CAPITAL STOCK

Common shares: $0.001 par value, 70,000,000 shares authorized: 8,500,000 shares issued andoutstanding as of June 30, 2014.

Preferred shares: $0.001 par value, 5,000,000 shares authorized: no issued and outstandingshares as of June 30, 2014.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q may contain "forward-looking statements," as that term is used in federal securities laws, about Have Gun Will Travel Entertainment, Inc.'s financial condition, results of operations and business. These statements include, among others:

•

statements concerning the potential benefits that Have Gun Will Travel Entertainment, Inc. (“HGWT”, “we”. “our”, “us”, the “Company”, “management”) may experience from its business activities and certain transactions it contemplates or has completed; and

•

statements of HGWT's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause HGWT's actual results to be materially different from any future results expressed or implied by HGWT in those statements. The most important facts that could prevent HGWT from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of HGWT's stock price;

(b)	potential fluctuation of quarterly results;

(c)	failure of HGWT to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(f)	decline in demand for HGWT's products and services;

(g)	rapid adverse changes in markets;

(h)	litigation with or legal claims and allegations by outside parties against HGWT, including but not limited to challenges to HGWT's intellectual property rights;

(i)	insufficient revenues to cover operating costs;

There is no assurance that HGWT will be profitable, HGWT may not be able to successfully develop, manage or market its products and services,HGWT may not be able to attract or retain qualified executives and personnel, HGWT may not be able to obtain customers for its products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in HGWT's businesses.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. HGWT cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that HGWT or persons acting on its behalf may issue. HGWT does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

Current Overview

HGWT is currently an “emerging growth company” under the JOBS Act. A company loses its “emerging growth company” status on (i) the last day of the fiscal year during which it had total annual gross revenues of $1,000,000,000 or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of its first sale of common equity securities pursuant to an effective registration statement under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which it is deemed to be a ‘large accelerated filer’, as defined in section 240.12b– 2 of title 17, Code of Federal Regulations, or any successor thereto. As an “emerging growth company,” HGWT is exempt from certain obligations of the Exchange Act including those found in Section 14A(a) and (b) related to shareholder approval of executive compensation and golden parachute compensation and Section 404(b) of the Sarbanes-Oxley Act of 2002 related to the requirement that management assess the effectiveness of the company’s internal control for financial reporting. Furthermore, Section 103 of the JOBS Act provides that as an “emerging growth company”, HGWT is not required to comply with the requirement to provide an auditor’s attestation of ICFR under Section 404(b) of the Sarbanes-Oxley Act for as long as HGWT qualifies as an “emerging growth company.”However, an “emerging growth company” is not exempt from the requirement to perform management’s assessment of internal control over financial reporting.

Have Gun Will Travel Entertainment, Inc. was incorporated under the laws of the state of Nevada on December 18, 2013. Our corporate and operational offices are located at 5850 Canoga Ave., 4th Floor, Woodland Hills, CA 91367, our telephone number is (818) 835-2822and our fax number is (818) 835-2683.

We are a developmental stage corporation that is focused on creating original content in reality television programming genre capable of providing dynamic growth potential to the Company.We are a concept-development, or pre-production, business.The Company's overall plan of operations is to develop independent reality TV concepts for sale, option and licensure, with a goal toward catering to independent producers, cable television networks, syndication companies, and other entities. Currently, other than the agreements governing the prior four sales of the Company’s reality TV concepts, HGWT does not have any agreements with, or sales to, any independent producers, cable television networks or syndication companies.

Since its inception, the Company has fully completed seven reality TV concepts and has several more in different stages of development. The Company has realized its first 4 sales. The reality TV show concepts/treatments are sold on a pre-arranged flat fee basis. On February 25, 2014, HGWT sold its first reality TV concept for $5,500; on March 17, 2014, HGWT sold its second reality TV concept for $2,000. Subsequently, on May 22, 2014, HGWT sold its third reality TV concept for $3,500. On June 27, 2014, HGWT entered into another treatment purchase agreement and sold its fourth reality TV concept for $7,500.The three projects currently in development entail real-life situations of diverse groups of people coping with day-to-day pressures of personal relationships, making a living, and pursuing their passion. Reality TV show concept developing is emotionally and intellectually demanding and, therefore, could be time-consuming; however, deadlines can be reasonably approximated: on average, a project may take up to 45 days to complete.

The Company currently is shopping around its Reality TV concepts/treatments, and has one finished reality TV concept under review with a prospective buyer. The length of the review process is highly individualized at a buyer’s discretion and may range from a few days up to no longer than 30 days. We anticipate sellingmore of our projects to the entertainment industry.

In the future, HGWT will also look to engage seasoned professionals in graphics, filmography, development and production to assist in advancing TV show concept to the next level of actual production.

It is anticipated that as the Company grows over the next twelve months, its management team will be expanded from its current one member to consist of additional members who have expertise in the reality television industry, as well as entrepreneurial experience.

PRODUCT DEVELOPMENT

The Company develops reality TV programming content in-house. Although reality TV is mostly unscripted and involves actors that are generally regular people living their lives, a lot of planning is involved behind the scenes of a reality TV production. In our product development process, we utilize the following phases:

- conceptualization

- consumer identification

- commercial viability analysis

- creative phase

HGWT is a reality TV concept-development, or pre-production, business. We do not produce reality shows, we sell our concepts to independent producers and production companies to be produced and distributed. Our President, Mr. Ray, currently handles all aspects of content development within the Company from conception to creation and execution. To date, all of our concepts have been developed "on spec" (unsolicited and non-commissioned), and required little to no capital expenditures.

The first step in our product development process is to come up with a concept for the reality TV show. Since HGWT is in the business of developing reality TV content for sale, it is essential to choose an idea that might provoke interest from prospective buyers and inspire them to see its potential. Mr. Ray uses the concept as an axis from which all other production decisions are to be made.

Next, Mr. Ray identifies the audience. Aiming the content at a specific consumer target market increases the chances of a reality TV show concept sparking interest from potential buyers, so it's important to determine the market that the reality show is intended for and to tailor the programming content appropriately to captivate the audience and transcend their expectations.

Once a concept has been selected and market identified, a third phase in reality TV production begins and Mr. Ray makes sure that the TV show concept falls in a commercially viable genre within that market. For example, some of the genres that enjoy success today are hidden camera shows such as What Would You Do, talent-search shows such as American Idol, documentary series about ordinary people such as the Jerseylicious, high-concept game shows such as Survivor, home improvement shows such as Flipping Out With Jeff Lewis, court shows featuring real-life cases such as The People's Court, etc.

HGWT then proceeds to develop the concepts into projects, and a creative phase begins. This is a crucial and very extensive phase during which Mr. Ray develops the format, characters, story lines and storyboards which are important tools for shaping the direction of the show, as well as shoots video and edits video clips, with the aim of creating a sizzle reel. While reality shows typically don't have scripts, Mr. Ray often writes a shooting script or an outline that details aspects of the reality TV concept. The final product of the Company's development process can be:

(a) a flashed out concept accompanied by a pitch which consists of a logline, a synopsis, and a treatment. A logline is a one-sentence description of the show. A synopsis is a brief summary of the show including information about the main characters and the theme of the show. A treatment is much like a synopsis of a show idea but is a more inclusive document which includes detailed descriptions of the characters and the show’s plot;

(b) a sizzle reel/trailer;

(c) a full pilot episode for a TV show (when financing is available).

TARGET MARKET

HGWT will target the Reality Television segments of the television syndication and cable network industry. The Company's success is greatly dependent on its ability to identify a gap in the market and cater to the unsatisfied demand.

Hollywood producers and development executives work full time to create or find new concepts to sell to TV networks. As the changing dynamics that the television industry has been experiencing in the recent years resulted in an acute shortage of development capital for new projects, independent TV producers and smaller production companies all rely on third parties to bring them new exciting developed projects to produce or distribute. This is the market that HGWT has identified and will attempt to fill.

MARKETING STRATEGIES

Management intends to maintain an extensive marketing campaign that we hope will ensure maximum visibility for the developed reality TV concepts among the targeted market.Although the Company will cater to the reality TV segments of the television syndication and cable network industry, the Company’s primary method of competition strategy is to market specifically to independent TV producers and smaller production companies.

Marketing Objectives

•  Establish a strong presence in targeted markets

•  Establish connections with entertainment advertising agencies and marketing firms

•  Build a network of industry contacts (e.g. utilizing Hollywood Creative Directory at hcdonline.com) to create additional visibility for the program

Other than the buyers of its two sold concepts, currently, HGWT does not have any existing relationships or agreements with independent TV producers, producer’s agents, or TV executives.

OUR GROWTH STRATEGY

The Company’s growth strategy is currently set as a three-stage initiative that the Company hopes will culminate within the next few years. During the first stage, we plan on hiring additional employees, adding to the Board of Directors, and attempting to secure the vital agreements required to enter and participate in the lucrative fields of the Reality TV production industry, as well as capitalize on the demand for quality reality TV entertainment.

In the second phase, the Company plans to outsource and expand its internal operations by engaging seasoned professionals in graphics, filmography, development and production to assist in advancing a TV show concept to the next level of actual production.

In the third phase of HGWT’s growth strategy, management plans to direct its attention towards vertically integrating the operations that were previously outsourced, and becoming a full-service television production company that develops, sells, produces, packages and licenses shows and formats domestically and internationally.

REALITY TELEVISION SEGMENTS IN PRODUCTION

As of date hereof, HGWT has three projects at different stages of completion. The three projects currently in development entail real-life situations of diverse groups of people coping with day-to-day pressures of personal relationships, making a living, and pursuing their passion. One of the projects is in its final stages of completion and currently undergoing video editing for creation of a sizzle-reel. It is being developed under working title "Cash Diggers". "Cash Diggers" attempts to document the growing trend of incognitos planting cash around the city and tweeting clues to locate it. The Company estimates this project to complete in the next 2 weeks.

The other two projects are past their conceptualization and consumer identification phase and will need to move through the next phases of our product development process which includes commercial viability analysis and creative phase. They are being developed under the tentative project titles "Ring Quest" and "Fork in the Road". "Ring Quest" is set to be the backdrop for a treasure hunt for a diamond engagement ring (which will be hidden at a key landmark) by a few soon-to-be-married couples lacking the resources to afford a diamond ring on their own.

"Fork in the Road" will chronicle the professional and personal lives of three employees suffering from "bad" bosses. This show intends to portray unique work situations whereby the employees deal with their respective overbearing, abusive bosses. Both of these projects are estimated to require additional 30 days till completion.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an on-going basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are outlined in NOTE 1 in the Notes to the Financial Statements

Results of Operations for the Three Months Ended June 30, 2014

We had $11,000 revenues in the three months ended June 30, 2014. Our revenue is a result of the sale of reality TV programs. We anticipate a continued trend of reality TV programs sales revenue as we continue to develop such programs. Our operating expenses were $7,639 which consisted of professional fees of $5,479, marketing expenses of $1,500 and general and administrative expenses of $660. Our operating expenses are primarily due to expenses related to preparing our quarterly report filed with the Securities and Exchange Commission and services contributed by an Officer of the Company. Our net income was $3,361.

Results of Operations for the Six Months Ended June 30, 2014

We had $18,500 revenues in the six months ended June 30, 2014. Our revenue is a result of the sale of reality TV programs. We anticipate a continued trend of reality TV programs sales revenue as we continue to develop such programs. Our operating expenses were $13,372 which consisted of professional fees of $9,979, marketing expenses of $1,500 and general and administrative expenses of $1,893. Our operating expenses are primarily due to expenses related to preparing our quarterly report filed with the Securities and Exchange Commission and services contributed by an Officer of the Company. Our net income was $5,128.

Liquidity and Capital Resources

The Company's cash position was $16,248 at June 30, 2014. As of June 30, 2014, the Company had current assets of $19,748 and current liabilities of $1,479compared to $20,000 and $4,500, respectively, as of December 31, 2013. This resulted in a working capital of $18,269 at June 30, 2014 and $15,500 at December 31, 2013.

Net cash used in operating activities amounted to $1,393 for the six month period ended June 30, 2014. This is primarily due to a net gain of $5,128, accounts receivable of $3,500, and accounts payable of $3,021.

Net cash used in investing activities amounted to $2,359 for the sixmonths ended June 30, 2014.

Net cash provided by financing activities amounted to $0 for the six months ended June 30, 2014.

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company intends to seek additional capital and long-term debt financing.Financing options may be available to the Company either via a private placement or through the public sale of stock. There is no assurance, however, that the available funds will be available or adequate. Its need for additional financing is likely to persist.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Commission. Tommie Ray, our Chief Executive Officer and our Principal Accounting Officer, is responsible for establishing and maintaining our disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of June 30, 2014,these disclosure controls and procedures werenot effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Controls

HGWT’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within HGWT have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Our Chief Executive Officer and Principal Accounting Officer concludes that our disclosure controls and procedures were effective at that reasonable assurance level, as of the end of the period covered by this Form 10-Q. Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the Chief Executive Officer and Principal Accounting Officer as to their effectiveness.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material or legal proceeding and, to our knowledge, none is contemplated or threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares of common stock issued during the six months ended June 30, 2014,without registration.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION
3.1*	Articles of Incorporation
3.2*	By-Laws
10.1#	Treatment Purchase Agreement, by and between Have Gun Will Travel Entertainment, Inc. and Frank Simon, dated June 27, 2014
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Filed as an exhibit to the Form S-1 filed on February 5, 2014 and incorporated herein by reference.

# Filed as Exhibit 10.1 to the current report on Form 8-K, filed July 2, 2014 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.

Dated: August 8, 2014	By:	/s/ Tommie Ray
Tommie Ray, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 8, 2014	By:	/s/ Tommie Ray
Tommie Ray, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

