Form 10-Q
period 2014-09-30
Have Gun Will Travel Entertainment, Inc.
filed 2014-11-14
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2014

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

As of September 30, 2014, the number of shares outstanding of the registrant’s class of common stock was 10,380,000.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAVE GUN WILL TRAVEL ENTERTAINMENT INC.

FINANCIAL STATEMENTS

Period Ended September 30, 2014

HAVE GUN WILL TRAVEL ENTERTAINMENT INC.

TABLE OF CONTENTS

FINANCIAL STATEMENTS:

Balance Sheets	4

Statements of Operations	5

Statements of Cash Flows	6

Notes to Financial Statements	7

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.

Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$45,931	$20,000

Total Current Assets	45,931	20,000

Equipment, net	4,218	-

TOTAL ASSETS	$50,149	$20,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$555	$4,500

Total Current Liabilities	555	4,500

Total Liabilities	555	4,500

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value, 5,000,000 shares authorized: no shares issued and outstanding	-	-
Common shares: $0.001 par value, 70,000,000 shares authorized: 10,380,000 and 8,500,000 shares issued and outstanding, respectively	10,380	8,500
Additional paid-in capital	52,749	17,029
Accumulated deficit	(13,535)	(10,029)

Total Stockholders' Equity	49,594	15,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,149	$20,000

The accompanying notes are an integral part of these financial statements.

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.

Statements of Operations

(Unaudited)

	For the	For the
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2014	2014

REVENUES	$5,500	$24,000

OPERATING EXPENSES

Professional fees	5,837	15,816
Production expenses	7,650	7,650
Depreciation	128	128
General and administrative	518	3,912

Total Operating Expenses	14,133	27,506

LOSS FROM OPERATIONS	(8,633)	(3,506)

LOSS BEFORE INCOME TAXES	(8,633)	(3,506)

Provision for income taxes	-	-

NET LOSS	$(8,633)	$(3,506)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED	10,119,511	9,045,769

The accompanying notes are an integral part of these financial statements.

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.

Statements of Cash Flows

(Unaudited)

For the
Nine Months
Ended
September 30,
2014
OPERATING ACTIVITIES

Net loss	$(3,506)
Adjustments to reconcile net loss to
Operating expenses paid by shareholder	-
Depreciation	128
Changes in operating assets and liabilities:
Accounts receivable	-
Accounts payable	(3,945)

Net Cash Used in Operating Activities	(7,323)

INVESTING ACTIVITIES
Purchase of fixed assets	(4,346)

Net Cash Used in Investing Activities	(4,346)
FINANCING ACTIVITIES

Proceeds from sale of common stock	37,600

Net Cash Provided by Financing Activities	37,600
NET INCREASE IN CASH	25,931
CASH AT BEGINNING OF PERIOD	20,000

CASH AT END OF PERIOD	$45,931

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these financial statements.

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.

Notes to Financial Statements

September 30, 2014

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS AND SIGNIFCANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2013 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the periods ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of September 30, 2014.

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the period ended from inception on December 18, 2013 through December 31, 2013 the Company issued 8,500,000 shares of common stock to a related party for cash of $20,000.

NOTE 4 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Management has developed a strategic plan to develop its management team and business plan. Management anticipates generating sufficient revenue to fund the operations of the Company during the next fiscal year. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.

Notes to Financial Statements

September 30, 2014

(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT

As of September 30, 2014 and December 31, 2013 the Company’s property and equipment consisted of the following:

	September 30, 2014	December 31, 2013

Machinery and equipment	$3,743	$-
Computer equipment	603	-
Sub Total	4,346	-
Accumulated Depreciation	(128)	-
Net	$4,218	$-

Depreciation expense was $128 for the nine-month period ended September 30, 2014.

NOTE 6 – CAPITAL STOCK

Common shares: $0.001 par value, 70,000,000 shares authorized: 10,380,000 shares issued and outstanding as of September 30, 2014.

Preferred shares: $0.001 par value, 5,000,000 shares authorized: no issued and outstanding shares as of September 30, 2014.

During the period ended September 30, 2014, the Company issued an aggregate of 1,880,000 shares of common stock to various unrelated parties for cash at $0.02 per share. Aggregate cash proceeds from this issuance totaled $37,600.

NOTE 7 – SUBSEQUENT EVENTS

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

☐

statements concerning the potential benefits that Have Gun Will Travel Entertainment, Inc. (“HGWT”, “we”. “our”, “us”, the “Company”, “management”) may experience from its business activities and certain transactions it contemplates or has completed; and

☐

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

There is no assurance that HGWT will be profitable, HGWT may not be able to successfully develop, manage or market its products and services, HGWT may not be able to attract or retain qualified executives and personnel, HGWT may not be able to obtain customers for its products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in HGWT's businesses.

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

Current Overview

HGWT is currently an “emerging growth company” under the JOBS Act. A company loses its “emerging growth company” status on (i) the last day of the fiscal year during which it had total annual gross revenues of $1,000,000,000 or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of its first sale of common equity securities pursuant to an effective registration statement under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which it is deemed to be a ‘large accelerated filer’, as defined in section 240.12b– 2 of title 17, Code of Federal Regulations, or any successor thereto. As an “emerging growth company,” HGWT is exempt from certain obligations of the Exchange Act including those found in Section 14A(a) and (b) related to shareholder approval of executive compensation and golden parachute compensation and Section 404(b) of the Sarbanes-Oxley Act of 2002 related to the requirement that management assess the effectiveness of the company’s internal control for financial reporting. Furthermore, Section 103 of the JOBS Act provides that as an “emerging growth company”, HGWT is not required to comply with the requirement to provide an auditor’s attestation of ICFR under Section 404(b) of the Sarbanes-Oxley Act for as long as HGWT qualifies as an “emerging growth company.” However, an “emerging growth company” is not exempt from the requirement to perform management’s assessment of internal control over financial reporting.

Have Gun Will Travel Entertainment, Inc. was incorporated under the laws of the state of Nevada on December 18, 2013. Our corporate and operational offices are located at 5850 Canoga Ave., 4th Floor, Woodland Hills, CA 91367, our telephone number is (818) 835-2822 and our fax number is (818) 835-2683.

We are a developmental stage corporation that is focused on creating original content in reality television programming genre capable of providing dynamic growth potential to the Company. We are a concept-development, or pre-production, business. The Company's overall plan of operations is to develop independent reality TV concepts for sale, option and licensure, with a goal toward catering to independent producers, cable television networks, syndication companies, and other entities. Currently, other than the agreements governing the prior six sales of the Company’s reality TV concepts, HGWT does not have any agreements with, or sales to, any independent producers, cable television networks or syndication companies.

Since its inception, the Company has fully completed ten reality TV concepts and has several more in different stages of development. The Company has realized its first 6 sales. The reality TV show concepts/treatments are sold on a pre-arranged flat fee basis. On February 25, 2014, HGWT sold its first reality TV concept for $5,500; on March 17, 2014, HGWT sold its second reality TV concept for $2,000. Subsequently, on May 22, 2014, HGWT sold its third reality TV concept for $3,500. On June 27, 2014, HGWT entered into another treatment purchase agreement and sold its fourth reality TV concept for $7,500. On August 25, 2014, the Company sold its fifth reality TV project for $2,000 and on September 8, 2014, the Company sold its sixth reality TV concept for $3,500. The two projects currently in development entail real-life situations of diverse groups of people coping with day-to-day pressures of personal relationships, making a living, and pursuing their passion. Reality TV show concept developing is emotionally and intellectually demanding and, therefore, could be time-consuming; however, deadlines can be reasonably approximated: on average, a project may take up to 45 days to complete.

The Company currently is shopping around its Reality TV concepts/treatments, and has one finished reality TV concept under review with a prospective buyer. The length of the review process is highly individualized at a buyer’s discretion and may range from a few days up to no longer than 30 days. We anticipate selling more of our projects to the entertainment industry.

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

MARKETING STRATEGIES

Management intends to maintain an extensive marketing campaign that we hope will ensure maximum visibility for the developed reality TV concepts among the targeted market. Although the Company will cater to the reality TV segments of the television syndication and cable network industry, the Company’s primary method of competition strategy is to market specifically to independent TV producers and smaller production companies.

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

REALITY TELEVISION SEGMENTS IN PRODUCTION

As of date hereof, HGWT has two projects at different stages of completion. The two projects currently in development entail real-life situations of diverse groups of people coping with day-to-day pressures of personal relationships, making a living, and pursuing their passion. One of the projects is in its final stages of completion and currently undergoing video editing. It is being developed under working title "Ring King". Six boxing champs are the subjects of this series that takes an inside look at the lives of aspiring boxers as they pursue their dreams. The Company estimates this project to complete in the next 2 weeks.

The other project under development is past its conceptualization and consumer identification phase and will need to move through the next phases of our product development process which includes commercial viability analysis and creative phase. It is being developed under the tentative project title "Frog Giggin”. It is a concept for a web-based reality series that follows 4 Tennessee frog hunters and their families’ highs and lows as they prepare to enter a frog gigging competition for the biggest frog and share their tales of the one that got away. For these families Frog Giggin is a time honored tradition. This project is estimated to require additional 30 days till completion.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are outlined in NOTE 1 in the Notes to the Financial Statements

Results of Operations for the Three Months Ended September 30, 2014

We had $5,500 revenues in the three months ended September 30, 2014. Our revenue is a result of the sale of reality TV concepts. We anticipate a continued trend of reality TV concepts sales revenue as we continue to develop such concepts. Our operating expenses were $14,133, which consisted of professional fees of $5,837, production expenses of $7,650, depreciation of $128 and general and administrative expenses of $518. Our operating expenses are primarily due to expenses related to preparing our quarterly report filed with the Securities and Exchange Commission and services contributed by an Officer of the Company. Our net loss was $8,633. During the three month ended September 30, 2014, our production costs increased as a result of starting simultaneous production of three new reality TV projects and finishing a pending project, as well as contracting services of a digital imaging technician and sound mixer to assist in shooting and editing content for these projects.

Results of Operations for the Nine Months Ended September 30, 2014

We had $24,000 revenues in the nine months ended September 30, 2014. Our revenue is a result of the sale of reality TV programs. We anticipate a continued trend of reality TV programs sales revenue as we continue to develop such programs. Our operating expenses were $27,506, which consisted of professional fees of $15,816, production expenses of $7,650, depreciation of $128, and general and administrative expenses of $3,912. Our operating expenses are primarily due to expenses related to preparing our quarterly report filed with the Securities and Exchange Commission and services contributed by an Officer of the Company. Our net loss was $3,506 and it is a result of increased production expenses associated with the simultaneous start of the 3 new productions.

Liquidity and Capital Resources

The Company's cash position was $45,931 at September 30, 2014. As of September 30, 2014, the Company had current assets of $45,931 and current liabilities of $555 compared to $20,000 and $4,500, respectively, as of December 31, 2013. This resulted in a working capital of $49,594 at September 30, 2014 and $15,500 at December 31, 2013.

 Net cash used in operating activities amounted to $7,323 for the nine month period ended September 30, 2014. This is primarily due to a net loss of $3,506, depreciation of $128 and accounts payable of $3,945.

Net cash used in investing activities amounted to $4,346 for the nine months ended September 30, 2014. This is due to the Company purchasing property and equipment totaling $4,346 during the period.

Net cash provided by financing activities amounted to $37,600 for the nine months ended September 30, 2014.

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company intends to seek additional capital and long-term debt financing. Financing options may be available to the Company either via a private placement or through the public sale of stock. There is no assurance, however, that the available funds will be available or adequate. Its need for additional financing is likely to persist.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of September 30, 2014, these disclosure controls and procedures were not effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

☐	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

☐

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

☐

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares of common stock issued during the nine months ended September 30, 2014, without registration.

Item 3. Defaults Upon Senior Securities.

There have been no defaults upon senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION
3.1*	Articles of Incorporation
3.2*	By-Laws
10.1#	Treatment Purchase Agreement, by and between Have Gun Will Travel Entertainment, Inc. and Benjamin Moore, dated August 25, 2014.
10.2#	Treatment Purchase Agreement, by and between Have Gun Will Travel Entertainment, Inc. and Andrea Zajac, dated September 8, 2014.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

______________

* Filed as an exhibit to the Form S-1 filed on February 5, 2014 and incorporated herein by reference.
# Filed as Exhibits 10.1 and 10.2, respectively, to the current report on Form 8-K, filed September 11, 2014 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2014	By:	/s/ Tommie Ray
Tommie Ray, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 13, 2014	By:	/s/ Tommie Ray
Tommie Ray, Chairman of the Board, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

