Form 10-K
period 2014-12-31
Have Gun Will Travel Entertainment, Inc.
filed 2015-03-19
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 000-1554594

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4333787
(State or other jurisdiction of incorporation or organization)	IRS Employer (Identification No.)

5850 Canoga Avenue, 4th Floor
Woodland Hills, CA	91367-6554
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 835-2822

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

Common Stock, $.001 par value

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $11,280,000 as of March 9, 2015 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported).

There were 10,380,000 shares of the registrant’s common stock outstanding as of March 16, 2015.

PART I

Item 1. Business.

COMPANY HISTORY AND OPERATIONS

Have Gun Will Travel Entertainment, Inc. (“HGTW”) was incorporated under the laws of the state of Nevada on December 18, 2013. The founder of the Company, Mr. Tommie Ray, is an actor and director whose experience encompasses over 35 years in the film and television industry. Our corporate and operational offices are located at 5850 Canoga Ave., 4th Floor, Woodland Hills, CA 91367, our telephone number is (818) 835-2822 and our fax number is (818) 835-2683.

We are focused on creating original content in reality television programming genre capable of providing growth potential to the Company. The Company's overall plan of operations is to develop independent reality TV concepts for sale, option and licensure, with a goal toward catering to independent producers, cable television networks, syndication companies, and other entities. We are a concept-development, or pre-production, business. We do not produce reality shows, we sell our concepts to independent producers and production companies to be produced and distributed.

To date, HGTW has been handling its programming content development in-house by utilizing the creative talents of our President, Mr. Ray. Occasionally, the Company contracts services of a digital imaging technician and sound mixer to assist in shooting and editing content.

Since its inception, the Company has fully completed 14 reality TV concepts and has several more in different stages of development. The Company has realized its first ten sales. The reality TV show concepts/treatments are sold on a pre-arranged flat fee basis. On February 25, 2014, HGTW sold its first reality TV concept for $5,500; on March 19, 2014, HGTW sold its second reality TV concept for $2,000. Subsequently, on May 22, 2014, HGTW sold its third reality TV concept for $3,500. On June 27, 2014, HGTW entered into another treatment purchase agreement and sold its fourth reality TV concept for $7,500. On August 25, 2014, the Company sold its fifth reality TV project for $2,000 and on September 8, 2014, the Company sold its sixth reality TV concept for $3,500. On December 3, 2014, the Company sold its seventh reality TV project for $2,500. Subsequent to the date of this report, on January 29, 2015 and January 30, 2015, the Company sold its eighth and ninth reality TV concepts for $3,500 and $2,000, respectively, and on March 17, 2015, the Company completed the sale of its tenth reality TV concept for $2,500. The two projects currently in development entail real-life situations of diverse groups of people coping with day-to-day pressures of personal relationships, making a living, and pursuing their passion. Reality TV show concept developing is emotionally and intellectually demanding and, therefore, could be time-consuming; however, deadlines can be reasonably approximated: on average, a project may take up to 45 days to complete.

The Company currently is shopping around its Reality TV concepts/treatments, and has one finished reality TV concept under review with a prospective buyer. The length of the review process is highly individualized at a buyer’s discretion and may range from a few days up to no longer than 30 days. We anticipate selling more of our projects to the entertainment industry.

In the future, HGTW will also look to engage seasoned professionals in graphics, filmography, development and production to assist in advancing TV show concept to the next level of actual production.

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

PRODUCT DEVELOPMENT

The Company develops reality TV programming content in-house. Although reality TV is mostly unscripted and involves actors that are generally regular people living their lives, a lot of planning is involved behind the scenes of a reality TV production. In our product development process, we utilize the following phases:

- conceptualization

- consumer identification

- commercial viability analysis

- creative phase

HGTW is a reality TV concept-development, or pre-production, business. We do not produce reality shows, we sell our concepts to independent producers and production companies to be produced and distributed. Our President, Mr. Ray, currently handles all aspects of content development within the Company from conception to creation and execution. To date, all of our concepts have been developed "on spec" (unsolicited and non-commissioned), and required little to no capital expenditures.

The first step in our product development process is to come up with a concept for the reality TV show. Since HGTW is in the business of developing reality TV content for sale, it is essential to choose an idea that might provoke interest from prospective buyers and inspire them to see its potential. Mr. Ray uses the concept as an axis from which all other production decisions are to be made.

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

HGTW then proceeds to develop the concepts into projects, and a creative phase begins. This is a crucial and very extensive phase during which Mr. Ray develops the format, characters, story lines and storyboards which are important tools for shaping the direction of the show, as well as shoots video and edits video clips, with the aim of creating a sizzle reel. While reality shows typically don't have scripts, Mr. Ray often writes a shooting script or an outline that details aspects of the reality TV concept. The final product of the Company's development process can be:

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

REALITY TELEVISION SEGMENTS IN PRODUCTION

As of date hereof, HGTW has two projects at different stages of completion. The projects currently in development entail real-life situations of diverse groups of people coping with day-to-day pressures of personal relationships, making a living, and pursuing their passion. One of the projects is in its final stages of completion and currently undergoing video editing. It is being developed under working title "High School CEO”. The show follows various teens throughout the U.S. that are currently enrolled into High School and running a successful for profit or non-profit business outside of the school walls. The Company estimates this project to complete in the next 2 weeks.

The other project under development is past its conceptualization and consumer identification phase and will need to move through the next phases of our product development process which includes commercial viability analysis and creative phase. It is being developed under the tentative project title "Win by a Nose”. It is a concept for a web-based reality series that focuses on the lives of several horse racing gamblers at their offices better known as the race track with each believing they have the secret to picking the winners. This project is estimated to require additional 30 days until completion.

OUR TARGET MARKET

HGTW targets the Reality Television segments of the television syndication and cable network industry. The Company's success is greatly dependent on its ability to identify a gap in the market and cater to the unsatisfied demand.

The style of TV that most North Americans over 20 years old grew up with may still be hanging on, with popular shows like Lost, Glee and Modern Family doing extremely well for their respective networks. But in the last decade or so, there has been a distinctive power shift within the television industry. Scripted shows, with continuous stories and character development that require teams of writers and set designers, have been pushed to the back seat. Nowadays, good writers and actors are in limited demand, and the much more affordable Reality TV has become the networks’ new bread and butter.

Reality TV has been quickly expanding in popularity and continue to dominate TV programming, with numerous new reality shows approved each year. With cheaper production costs, the Reality TV business model is efficient, and with our inherent human nature to be curious, demand is easily generated by exploiting this normal virtue. Additionally, the climate that the industry operates in is improving as a result of loosened credit policies, lower interest rates, rising advertising expenditure and migrations to internet and mobile platforms. By definition, reality TV is essentially unscripted programming and focuses on footage of real events or situations. Unlike scripted shows (sitcoms, dramas, newscasts, etc.), reality TV does not employ writers (who are recognized by the Writers Guild of America and are union employees) and actors, and much of the show is run by producers and a team of editors. Because of this, it can be a very affordable programming option from a production standpoint (low costs) and it helps preserve the idea that the shows are real and unscripted. This is one of the main reasons major networks prefer reality TV - the cost of pop-up celebrities far undercuts that of established or current ones.

This cost advantage spills over into the smaller independent and emerging networks - many of which wouldn't exist without the low-cost advantage of reality TV. There are even two channels dedicated solely to reality TV: Fox Reality in the U.S., and Zone Reality in the U.K. Not mentioning MTV, which had a massive resurgence in the 2000s thanks to the format, Bravo, Spike TV and TLC are all channels that owe much of their current successes to reality shows. The biggest advantages reality TV shows have over scripted ones are financial, however, the fact that reality shows are often used to deliver new content (and bring in ad money) while comedies and dramas are "off-season" is a major benefit. By filling the majority of a calendar year with "new" episodes of a show, networks and cable channels can capitalize on ad revenue for a longer time span - and there's little fear that a union strike will cease production in the meantime.

Independent producers, TV executives, broadcast syndication companies, cable networks, etc. all realize this potential and are constantly on the search for new ideas to help reinvent the industry and bring a fresh form of entertainment to viewers, scouting for new reality TV content to produce and distribute. From a show creator's point of view, coming up with concepts that haven't already been produced is difficult. However, to the Company’s benefit, the outlets and opportunities for new TV shows is vast. Hollywood producers and development executives work full time to create or find those new concepts to sell to TV networks. As the changing dynamics the television industry experienced in the recent years resulted in an acute shortage of development capital for new projects, they all rely on third parties to bring them new exciting developed projects to produce or distribute. This is the market that HGTW has identified and will attempt to fill.

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

Other than the buyers of its ten sold concepts, currently, HGTW does not have any existing relationships or agreements with independent TV producers, producer’s agents, or TV executives.

REVENUE MODEL

Our mission is to maximize shareholder value by capitalizing on the demand for TV programming content and other interrelated media in the Reality TV genre that provide the audience with enjoyable entertainment and spur the growth potential of the Company.

Below is a description of the HGTW revenue model:

Concept Sales

The bulk of the Company’s initial revenues will come from the sales of our developed reality TV show concepts and related content (and all rights to them) to independent producers, production companies, etc. Such a deal structure means that HGTW will transfer all of the benefits of ownership of the reality TV show concept to the buyer at the time of sale for a negotiated amount, with no future payouts (such as profit participation, merchandizing, on-screen credits, licensing fees, etc.) The buyer may choose to utilize the concept they purchased as they please and are not obligated to keep it in the same format.

Concept Options

HGTW will pursue to option its developed reality TV projects to production companies, whereby a production company will secure exclusive rights to sell and produce a reality TV project during a limited time period. Once an option deal is signed, the Company will accept "option money" which is a down payment toward the negotiated purchase price we expect to receive when the project is sold/optioned to a studio or a network. Additionally, "profit participation" and "on-screen credit" terms may be negotiated. When the project is sold/optioned to a studio or a network, the studio then works to develop and produce the project for airing or distribution, and the Company will receive the balance of the purchase price. If the project is not sold within the specified time period, the ownership rights of the project will revert back to the Company.

Licensing Fees

In the future, as the Company continues to develop its portfolio of reality TV show concepts and grow its business connections within the entertainment industry, management intends to embark on strategic relationships with production companies that might express interest in licensing the Company’s projects. With adequate financing, HGTW will seek to produce approximately three pilots in reality-based TV show formats per year. The Company will present these pilots to production companies to see if they garner interest. In the case that a production company is interested in a particular pilot, they will pay a negotiated license fee for the rights to produce this television program. The license fee is re-negotiable every year and this fee will be directly dependent upon that show’s success during the preceding year.

We estimate that approximately 90% of our business revenue will come from the sales/options of our TV show concepts, and about 10% from licensing fees. We believe that developing diversified reality TV show concepts in popular genres and engaging talented creative team will ensure a profitable operation and solidify the pillars for HGTW to weather occasional turns in the economy for long-term success.

OUR GROWTH STRATEGY

The Company’s growth strategy is currently set as a three-stage initiative that the Company hopes will culminate within the next few years. During the first stage, we plan on hiring additional employees, adding to the Board of Directors, and attempting to secure more of the vital agreements required to enter and participate in the lucrative fields of the Reality TV production industry, as well as capitalize on the demand for quality reality TV entertainment.

In the second phase, the Company plans to outsource and expand its internal operations by engaging seasoned professionals in graphics, filmography, development and production to assist in advancing a TV show concept to the next level of actual production.

In the third phase of HGTW’s growth strategy, management plans to direct its attention towards vertically integrating the operations that were previously outsourced, and becoming a full-service television production company that develops, sells, produces, packages and licenses shows and formats domestically and internationally.

REALITY TV INDUSTRY BACKGROUND AND ANALYSIS

History and Overview

Companies in reality TV industry produce unscripted/semi-scripted reality TV shows. Reality TV is a genre of TV programming that presents purportedly unscripted dramatic or humorous situations, documents actual events, and usually features ordinary people instead of professional actors. The genre of reality TV consists of various subgenres, including talent shows, game shows, special-living environment shows, hidden-camera shows, talk shows and dating shows.

Reality TV has morphed from radio game show and amateur talent competition. The pioneer in the genre of reality TV as we know it today was "This is Your Life," a show presenting the story of a real person's life and relying on the participation of real people, who were shot in front of a live audience or filmed on location. "This is Your Life" was originally broadcast on the radio in the late 1940s and made the switch to television in the early 1950s. In the 1960s and '70s the genre continued to evolve and expand into game and amateur talent shows. "Jeopardy!" and "Wheel of Fortune" game shows created by Merv Griffin were the major hits of their time. Then in 1965 premiered "The Dating Game", which was created by Chuck Barris. The first reality television program, American Family, was introduced in the late 70’s as a documentary miniseries.

During the 80’s, two things happened that would forever change the face of television: the popularity of both home VCR players and the use of cable. For the first time in American history, viewers were able to hone in on what they were interested in and were not limited to the same ten channels everyone else was watching. The relocation of viewers lead to a loss of network ratings due to a fragmentation of their once very stable demographics. Advertisers began to spread their dollars a little more thinly with the big four networks, and the television programming climate became even more competitive. Producers wanted to spend less and get more.

The next big shift in reality TV came in 1992, when MTV premiered "The Real World". Hundreds of 18- to 25-year-olds were auditioned, and a cast of seven was put together in a New York City loft where producers and editing crews filmed the group without script for three months. The immediate (and ongoing) hit spawned "Road Rules" -- and countless "Real World/Road Rules Challenge" shows. Television viewers and producers alike were given their first glimpse into the genre of reality television, and they liked it. Eight years later, "Survivor" was a major hit. Some of the shows that followed in the wake of the "Survivor" success were "Big Brother," "The Mole," "The Amazing Race" and "The Bachelor." As the genre began to evolve, there was a fundamental shift from programming rooted in investigative journalism to documentaries of diversion and display. The genre now encompasses unscripted dramas, makeover sagas, celebrity exposés, lifestyle-change shows, dating shows, talent extravaganzas and just about any kind of competition.

Essentially, reality TV was a perfect fit for an industry that was struggling to find ways to cut corners. Today reality TV accounts for a dominant chunk of network programming.

COMPETITION

HGTW faces competition from within the independent reality TV developing community and the broader television industry. In addition to the large cable network and syndication companies, there are thousands of smaller development and production companies that write for either studio-backed or independent television projects. Virtually any development company that is engaged in developing and producing reality TV show concepts is considered our competition. In consideration of the Company’s lack of financial resources, scarcity of relationships within the reality television community, and absence of marketing tools, the Company is at a significant disadvantage relative to its more established competitors within the reality TV production industry.

Although the Company will cater to the Reality Television segments of the television syndication and cable network industry, the Company’s primary method of competition strategy is to market specifically to independent TV producers and smaller production companies. Independent producers and smaller production companies generally lack the resources required to conduct crucial show concept development work and they rely on third parties to supply them with well-developed concepts. HGTW believes catering to this segment will give the Company the competitive advantage it needs to be able to distinguish itself among its competitors. The Company will also prepare press releases, submit show concepts to major television media market festivals and conferences (such as NATPE, MIPCOM, BANFF, etc.), pitch shows to TV executives and producers, create Internet advertising and engage producer’s agents.

The Television production market is a highly competitive space in which success is primarily based on three concerns:

1. Timing

2. Relationships

3. Quality

In terms of timing, the Company firmly believes that the market is open as never before for novel reality TV programming. Hits such as Jersey Shore, The Apprentice, Real Housewives, etc. have primed the appetite of the reality television viewing audience for increasingly more edgy and controversial programming.

Although scarce, the Company believes Mr. Ray's pre-existing industry connections in the field may allow to tap into this highly lucrative industry with some level of credibility. The Company has already sold two treatments to the entertainment industry. Moreover, the Company already has several additional treatments at different stages of development that it is currently shopping around and anticipates to sell to the TV industry, and has one project pending under review with a prospective buyer. With financing, HGTW will have the ability to tape pilots, which we are certain will make them an easier sell.

HGTW is finely tuned in to the demands of the audience. We make sure to identify an idea or a story within a reality TV programming genre that is popular or gaining in popularity and will captivate the audience and transcend their expectations. The Company is dedicated to producing projects that are both creatively distinctive and commercially rewarding.

EMPLOYEES

The Company has no employees. The Company's sole officer and director, Mr. Ray, manages the Company's daily operations and oversees all aspects of its strategic development, including, but not limited to, content development, marketing and execution of its business plan. Mr. Ray receives no compensation.

On March 24, 2014, the Company contracted a part-time graphic designer to assist Mr. Ray in creating visual representations of the projects that were currently in development. This was a contract part-time position with compensation of $20 per hour. On August 11, 2014 the Company contracted a digital imaging technician and a sound mixer to assist in shooting and editing digital content for pending projects. Their compensation was $50 and $25 per hour, respectively. The Company has 2 interns. These are unpaid internships.

Item 2. Properties.

Have Gun Will Travel Entertainment, Inc.’s corporate and operational offices are headquartered in the heart of the Warner Center Business District of Woodland Hills and are located at 5850 Canoga Ave., 4th Floor, Woodland Hills, CA 91367.

HGTW does not own any property. We lease our current office, which is a virtual office space. The lease is $99 per month. The monthly rent includes limited access to a fully furnished private office suite and conference rooms, lounge, reception service and a research library. The Company must pay additional amounts if it wishes to use the lobby space or utilize the conference rooms for more than 4 hours a month. Mr. Ray uses this office space for meeting with prospective buyers and work related to developing reality TV concepts. HGTW believes that the rent expenses are at the current market rates. When necessary, the Company will lease a larger space to accommodate future growth.

Item 3. Legal Proceedings.

As of March 11, 2015, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge no such proceedings have been threatened against the Company.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets (“OTCQB”) under the symbol “HGTW.”

The table below sets forth the high and low closing prices of the Company’s Common Stock during the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not reflect actual transactions. The Company’s Common Stock was initially quoted on the OTCQB on January 3, 2015.

	2015		2014
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$6.25	0.1	n/a	n/a
Second Quarter	n/a	n/a	n/a	n/a
Third Quarter	n/a	n/a	n/a	n/a
Fourth Quarter	n/a	n/a	n/a	n/a

The closing sales price of the Company’s common stock as reported on March 9, 2015, was $5.95 per share.

Holders

As of the date of this report there were approximately 31 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during its fiscal year ended December 31, 2014.

To the extent HGTW has any earnings, it will likely retain earnings to expand corporate operations and not use such earnings to pay dividends.

Transfer Agent and Registrar

The transfer agent and registrar for HGTW’s common stock is Manhattan Transfer Registrar Co., 531 Cardens Court, Erie CO 80516, telephone 631-928-7655.

Repurchases of Our Securities

None of the shares of our common stock were repurchased by the Company during the fiscal year ended December 31, 2014.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

HGTW is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“1934 Act”) as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar or comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	business strategy;

•	estimated quantities of oil and natural gas reserves;

•	technology;

•	financial strategy;

•	oil and natural gas realized prices;

•	timing and amount of future production of oil and natural gas;

•	the amount, nature and timing of capital expenditures;

•	drilling of wells;

•	competition and government regulations;

•	marketing of oil and natural gas;

•	exploitation or property acquisitions;

•	costs of exploiting and developing our properties and conducting other operations;

•	general economic and business conditions;

•	cash flow and anticipated liquidity;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this annual report that are not historical.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we," "us," "our," “Company,” and “HGTW” mean Have Gun Will Travel Entertainment, Inc., unless the context clearly requires otherwise.

General

The Company's overall plan of operations is to develop independent reality TV concepts for sale, option and licensure, with a goal toward catering to independent producers, cable television networks, syndication companies, and other entities. Currently, other than the agreements governing the prior two sales of the Company’s reality TV concepts, the Company does not have any agreements with, or sales to, any independent producers, cable television networks or syndication companies.

The Company’s plan of operation for the next 12 months is to continue with its current business operations in the independent reality TV production industry, and HGTW plans to do the following:

•

Complete pre-production on the Company's 2 projects currently in developing. The target completion date for the first one is March 25, 2015, and for the other is tentatively April 10, 2015. Management believes that these reality TV projects will be completed on or before their target completion dates. These projects are being developed "on-spec" and require little capital expenditures. The Company anticipates to use services of the graphic designer, sound mixer and digital imaging technician it contracted to assist in shooting, editing and creating visual representations for the above projects, and has set a budget of $1,000 for such purposes. The Company's current cash balance for the year ended December 31, 2014 was not sufficient to cover this expense, but the Company has had sales subsequent to December 31, 2014 which have provided the Company with sufficient cash to cover such budget.

•

Attempt to secure a sale for the project that currently under review with a prospective buyer. The length of revision process is highly individualized at a buyer’s discretion and may range from a few days up to no longer than 30 days. This project was developed under working title “Girl Friday” and intends to follow the lives of 4 young women (18-25) all working as personal assistants in the Los Angeles. The show will chronicling the highs and lows with work and personal love affairs. The Company’s management hopes to consummate this sale by April 15, 2015. If the sale does not occur, the Company shall continue to market this project for sale.

•

Commence a marketing campaign for the projects that are nearing completion during April-June, 2015. The marketing campaign may include preparing press releases, submitting developed reality TV concepts to television media market festivals/conferences, utilizing online sources, creating Internet advertising and developing relationships with independent TV executives and producers. The Company has targeted several television media market festivals and conferences (such as NATPE, MIPCOM, and BANFF) and plans to submit our reality TV projects to them to seek exposure within the independent reality TV community. The Company can provide no assurances that our reality TV concepts will garner any interest. Furthermore, the Company plans on marketing the projects directly to independent producers. Currently, other than the agreements governing the prior ten sales of the Company’s reality TV concepts, HGTW does not have any agreements with any independent producers, but will work to develop such channels throughout the next twelve months. The Company can make no assurances that the Company will be able to sell the projects. Other than submission fees to television festivals, the Company does not anticipate in allocating substantial monetary resources to the marketing of our projects over the next twelve months. The Company estimates the total marketing expenses for the next twelve months will not exceed $1,000. The Company's cash resources should be sufficient to cover the planned marketing expenses.

•

Continue seeking opportunities in developing and marketing reality TV concepts within the independent television community. Other than the two projects still in development, the Company currently does not have any other projects scheduled for the next twelve months, but upon their completion in March-April, 2015, the Company plans to immediately start on new ones. Considering the lead time of up to 45 days per project, the Company plans to develop up to 8 reality TV concepts for sale over the next 12 months. If we are unable to generate more sales, or if additional financing is needed, the Company's management will advance the Company monies not to exceed $25,000, as loans to the Company to help HGTW develop and market the projects. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $25,000, it will be up to the management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. HGTW can provide no assurances that if additional funds are needed that it will be able to obtain financing.

•

Throughout the next 12 months, as part of an ongoing management process, the Company's fund raising efforts and support for the above initiatives will be continuously reviewed and prioritized to ensure that returns are commensurate with levels of investment.

•

Depending on the Company's workload and cash position, HGTW may consider hiring one employee to assist in creating additional reality TV concepts for sale within the second half of 2015. HGTW does not expect the related costs to exceed $50,000 per year. The Company's current cash balance is not sufficient to cover this expense, and additional funds may have to be raised as either debt or equity, but the Company currently does not have plans or relationships in place to raise funds for such purpose, and no assurance can be provided that we will be able to obtain financing. Simultaneously, the Company plans on seeking relationships within the reality TV industry for the purpose of adding to the Board of Directors. Initially, the Company does not anticipate offering any compensation package to the Board members, but may consider it at a later time or once HGTW becomes profitable.

•	The Company's plan of operation for the next twelve months continues to be developed, managed and operated solely by Mr. Ray.

The Company has realized its first ten sales. The reality TV show concepts/treatments are sold on a pre-arranged flat fee basis. On February 25, 2014, HGTW sold its first reality TV concept for $5,500; on March 19, 2014, HGTW sold its second reality TV concept for $2,000. Subsequently, on May 22, 2014, HGTW sold its third reality TV concept for $3,500. On June 27, 2014, HGTW entered into another treatment purchase agreement and sold its fourth reality TV concept for $7,500. On August 25, 2014, the Company sold its fifth reality TV project for $2,000 and on September 8, 2014, the Company sold its sixth reality TV concept for $3,500. On December 3, 2014, the Company sold its seventh reality TV project for $2,500. Subsequent to the date of this report, on January 29, 2015 and January 30, 2015, the Company sold its eighth and ninth reality TV concepts for $3,500 and $2,000, respectively, and on March 17, 2015, the Company completed the sale of its tenth reality TV concept for $2,500. The two projects currently in development entail real-life situations of diverse groups of people coping with day-to-day pressures of personal relationships, making a living, and pursuing their passion. Reality TV show concept developing is emotionally and intellectually demanding and, therefore, could be time-consuming; however, deadlines can be reasonably approximated: on average, a project may take up to 45 days to complete. The Company has generated and intends to continue to generate revenue through marketing and selling of the reality TV programming it develops. The Company currently also is shopping around its reality TV concepts/treatments, and has one project under review with a prospective buyer. We anticipate continuing to sell our projects to the entertainment industry. However, the Company can provide no assurance that it will be able to generate any additional revenue from them. At this time, we will continue to offer our treatments for sale to the industry without the ability to produce a pilot. Operating capital has been raised through an initial cash investment by Mr. Ray. If HGTW does not successfully generate profits from future sales/options of its reality TV projects, there are no assurances that the Company will be able to raise additional capital for operations.

HGTW has been able to generate revenues since inception. As a developmental company through December 31, 2013, we generated expenses due to our business development, and did not realize revenue to offset these expenses. During the year ended December 31, 2014 our revenues increased, but still did not completely offset our expenses, resulting in net loss totaling $52,687. Since inception our aggregate expenses have exceeded our aggregate revenues, resulting in an accumulated deficit of $58,406 as of December 31, 2014. The Company will not provide any forecasts of future earning or profitability. The future success of the Company cannot be ascertained with any certainty, and until the Company secures future sales of its reality TV programming content, no such forecast or future guidance will be formulated or provided.

As of December 31, 2014, our cash balance was $219 with current liabilities of $175, resulting in net working capital of $44. At December 31, 2013 our cash balance was $20,000 with current liabilities of $189, resulting in net working capital of $19,811. We need additional capital to further our business plan. Currently, we rely on the sales of our reality TV concepts to meet the current costs and expenditures of operating the business. We believe that we will need a minimum of $26,650 in capital in order to maintain our current and planned operations through the next 12 months. This is based our assumption that the Company anticipates to incur expenses of $22,650 to maintain our general, administrative and filing expenses. We intend to raise the capital through the sale/option of our reality TV show concepts. No assurance can be given that HGTW will be able to obtain the necessary capital in order to continue operations or further our business plan. If we are unable to earn sufficient revenue to sustain our operations, we will be required to delay or forego some portion of our business plan which would have a material adverse effect on our anticipated results from operations and financial condition.

Business Objectives

The Company will strive to meet the following goals:

•	Building and expansion of the Company’s operations

•	Executing of our business plan

•	Obtaining capital, as necessary, through sales of our common stock

•	Continuously adding to our portfolio of well-developed groundbreaking programming content

•	Successful marketing of our reality TV concepts to potential customers and contacts throughout the entertainment community to procure interest in the projects.

Mission Statement

Our mission is to capitalize on the demand for quality TV and produce innovative programming content and other interrelated media in the Reality TV genre that provide the audience with enjoyable entertainment and spur the dynamic growth potential of the Company, thereby maximizing shareholder value.

Keys to Success

HGTW’s success is dependent on its ability to identify a gap in the market and cater to the unsatisfied demand. In recent years the television industry experienced changing dynamics which resulted in an acute shortage of development capital for new projects. Independent producers and smaller production companies generally lack the resources required to conduct crucial show concept development work and they rely on third parties to supply them with well-developed concepts. This is the market that the Company has identified and will attempt to fill.

The primary keys to success for the Company are the following factors:

•	Establishing a strong presence in targeted markets

•	Establishing connections with entertainment advertising agencies and marketing firms

•	Building a network of industry contacts (e.g. utilizing Hollywood Creative Directory at hcdonline.com) to create additional visibility for the Company and our products.

Results of Operations

Year Ended December 31, 2014 Compared With Year Ended December 31, 2013

We had $26,500 and $-0- in revenues in the years ended December 31, 2014 and 2013, respectively. Our revenue is a result of the sale of reality TV programs. We anticipate a continued trend of reality TV concepts sales revenue as we continue to develop such concepts. Our operating expenses for the years ended December 31, 2014 and 2013 were $79,187 and $5,719, respectively. Our 2014 operating expenses consisted of professional fees of $37,121, production expenses of $22,305, depreciation of $435, and general and administrative expenses of $19,326. Our operating expenses are primarily due to expenses related to preparing our quarterly report filed with the Securities and Exchange Commission and services contributed by an Officer of the Company. For the years ended December 31, 2014 and 2013 we incurred net losses of $52,687 and $5,719, respectively. Our net loss increased from 2013 to 2014 primarily as a result of increased production expenses associated with the simultaneous start of the four new productions.

Liquidity and Capital Resources

The Company's cash position was $219 at December 31, 2014. As of December 31, 2014, the Company had current assets of $219 and current liabilities of $175 compared to $20,000 and $189, respectively, as of December 31, 2013. This resulted in a working capital of $44 at December 31, 2014 and $19,811 at December 31, 2013.

Net cash used in operating activities amounted to $52,266 for the year ended December 31, 2014. This is primarily due to a net loss of $52,687, partially offset by depreciation of $435 and a decrease in accounts payable of $14.

Net cash used in investing activities amounted to $5,115 for the year ended December 31, 2014. This is due to the Company purchasing property and equipment totaling $5,115 during the period.

Net cash provided by financing activities amounted to $37,600 and $20,000 for the years ended December 31, 2014 and 2013, respectively. These cash inflows resulted from the sale of common stock.

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company may seek additional capital and long-term debt financing. Financing options may be available to the Company either via a private placement or through the public sale of stock. There is no assurance, however, that the available funds will be available or adequate. The Company’s need for additional financing is likely to persist.

To the extent that our capital resources are insufficient to meet current or planned operating requirements, we will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and we do not anticipate that existing shareholders will provide any portion of our future financing requirements.

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, we may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

None.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are outlined in NOTE 1 in the Notes to the Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

HGTW is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.

FINANCIAL STATEMENTS - TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Have Gun Will Travel Entertainment, Inc.

We have audited the accompanying balance sheets of Have Gun Will Travel Entertainment, Inc. (the Company) as of December 31, 2014 and 2013 (as restated) and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2014 and for the period from inception (December 18, 2013) through December 31, 2013 (as restated).  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Have Gun Will Travel Entertainment, Inc. as of December 31, 2014 and 2013 (as restated), and the results of their operations and cash flows for the year ended December 31, 2014 and for the period from inception (December 18, 2013) through December 31, 2013 (as restated), in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements The Company has incurred losses of $52,687 and $5,719 during the year ended December 31, 2014 and from inception on December 18, 2013 through December 31, 2013 (as restated), respectively, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 18, 2015

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.
Balance Sheets

	December 31,
	2014	2013
		(Restated)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$219	$20,000

Total Current Assets	219	20,000

Equipment, net	4,680	-

TOTAL ASSETS	$4,899	$20,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$175	$189

Total Current Liabilities	175	189

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value, 5,000,000 shares authorized: no shares issued and outstanding	-	-
Common shares: $0.001 par value, 70,000,000 shares authorized: 10,380,000 and 8,500,000 shares issued and outstanding, respectively	10,380	8,500
Additional paid-in capital	52,750	17,030
Accumulated deficit	(58,406)	(5,719)

Total Stockholders' Equity	4,724	19,811

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,899	$20,000

The accompanying notes are an integral part of these financial statements.

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.
Statements of Operations

		From
		Inception on
	For the	December 18,
	Year Ended	2013 Through
	December 31, 2014	December 31, 2013
		(RESTATED)
REVENUES	$26,500	$-

OPERATING EXPENSES

Professional fees	37,121	-
Production expenses	22,305	-
Depreciation	435	-
General and administrative	19,326	5,719

Total Operating Expenses	79,187	5,719

LOSS FROM OPERATIONS	(52,687)	(5,719)

LOSS BEFORE INCOME TAXES	(52,687)	(5,719)

Provision for income taxes	-	-

NET LOSS	$(52,687)	$(5,719)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	9,382,068	8,500,000

The accompanying notes are an integral part of these financial statements.

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.
Statements of Stockholders' Equity

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-In	Exploration	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, December 18, 2013 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock issued for cash and	-	-	6,658,833	6,659	13,341	-	20,000

Expenses paid on the Company's behalf	-	-	1,841,167	1,841	3,689	-	5,530

Net loss for the year ended December 31, 2013	-	-	-	-	-	(5,719)	(5,719)

Balance, December 31, 2013 (restated)	-	-	8,500,000	8,500	17,030	(5,719)	19,811

Common shares issued for cash at $0.02 per share	-	-	1,880,000	1,880	35,720	-	37,600

Net loss for the year ended December 31, 2014	-	-	-	-	-	(52,687)	(52,687)

Balance, December 31, 2014	-	$-	10,380,000	$10,380	$52,750	$(58,406)	$4,724

The accompanying notes are an integral part of these financial statements.

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.
Statements of Cash Flows

		From
		Inception on
	For the	December 18,
	Year Ended	2013 Through
	December 31, 2014	December 31, 2013
		(RESTATED)
OPERATING ACTIVITIES

Net loss	$(52,687)	$(5,719)
Adjustments to reconcile net loss to
Operating expenses paid by shareholder	-	5,530
Depreciation	435	-
Changes in operating assets and liabilities:
Accounts payable	(14)	189

Net Cash Used in Operating Activities	(52,266)	-

INVESTING ACTIVITIES

Purchase of fixed assets	(5,115)	-

Net Cash Used in Investing Activities	(5,115)	-

FINANCING ACTIVITIES

Proceeds from sale of common stock	37,600	20,000

Net Cash Provided by Financing Activities	37,600	20,000

NET INCREASE (DECREASE) IN CASH	(19,781)	20,000
CASH AT BEGINNING OF PERIOD	20,000	-

CASH AT END OF PERIOD	$219	$20,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.

Notes to the Financial Statements

December 31, 2014 and 2013 (RESTATED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization and Going Concern

Have Gun Will Travel Entertainment, Inc. (the “Company"), a Nevada Corporation, was formed on December 18, 2013 with authorized capital of 70,000,000 shares of common stock, par value of $0.001 per share and 5,000,000 shares of preferred stock, par value of $0.001. The Company is a full-service television pre-production company dedicated to the creation of original concepts and programming with an emphasis in the reality television sector for sale and licensure to independent producers, cable television networks and syndication companies across North America, and other entities.

The Company has incurred an accumulated deficit of $58,406 since inception. The Company has incurred losses of $52,687 and $5,719 during the year ended December 31, 2014 and from inception on December 18, 2013 through December 31, 2013, respectively. The Company faces all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. Continuation as a going concern is dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

The Company prepares its financial statements in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments have been made to present fairly the financial statements of the Company. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The financial statements are expressed in U.S. funds.

Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where management uses subjective judgment include valuation of equity instruments and related party transactions. Actual results can differ from those estimates and assumptions.

Stock-Based Compensation

Stock-based compensation expense includes the estimated fair value of equity awards vested during the reporting period. The expense for equity awards vested during the reporting period is determined based upon the grant date fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Cash and Cash Equivalents

The company considers all highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.

Notes to the Financial Statements

December 31, 2014 and 2013 (RESTATED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of December 31, 2014.

Management has considered all other recent accounting pronouncements issued since the last audit of its consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

Property and Equipment

Property and equipment is recorded at cost. Major additions and improvements are capitalized and depreciated over their estimated useful lives. Depreciation of property and equipment is determined using the straight-line method over their useful lives, which ranges from three to five years. Gains or losses on the sale or disposal of property and equipment are included in the statements of operations. Maintenance and repairs that do not extend the useful life of the assets are expensed as incurred.

Provision for Taxes

The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

The Company adopted ASC 740 at the beginning of fiscal year 2014. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements.

Revenue Recognition

The Company’s policy is to recognize revenues from the sale of services when the sale is completed and interest earned on an accrual basis when earned. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured.

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.

Notes to the Financial Statements

December 31, 2014 and 2013 (RESTATED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value thereof. No impairment was recorded during the years ended December 31, 2014 and 2013.

NOTE 2 – INCOME TAXES

Net deferred tax assets consist of the following components:

	December 31, 2014	December 31, 2013
Deferred tax asset	$19,858	$1,944
Valuation allowance	(19,858)	(1,944)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	December 31, 2014	December 31, 2013
Book loss from operations	$(17,914)	$(1,944)
Impairment of asset	-	-
Change in valuation allowance	17,914	1,944
Net deferred tax asset	$-	$-

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.

Notes to the Financial Statements

December 31, 2014 and 2013 (RESTATED)

NOTE 2 – INCOME TAXES (Continued)

The Company has accumulated net operating loss carryovers of approximately $58,406 as of December 31, 2014 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2034. The fiscal year 2014 remains open to examination by federal tax authorities and other tax jurisdictions.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the period ended from inception on December 18, 2013 through December 31, 2014 the Company issued 6,658,833 shares of common stock to an officer of the Company for cash of $20,000. The same officer paid $5,530 of Company expenses and received 1,841,167 shares of common stock for payment.

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2014 and 2013 the Company’s property and equipment consisted of the following:

	December 31, 2014	December 31, 2013

Machinery and equipment	$3,542	$-
Computer equipment	1,573	-
Sub Total	5,115	-
Accumulated Depreciation	(435)	-
Net	$4,680	$-

Depreciation expense was $435 and $-0- for the year ended December 31, 2014 and the period from inception on December 18, 2013 through December 31, 2013, respectively.

NOTE 5 – CAPITAL STOCK

Common shares: $0.001 par value, 70,000,000 shares authorized: 10,380,000 and 8,500,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively.

Preferred shares: $0.001 par value, 5,000,000 shares authorized: no issued and outstanding shares as of December 31, 2014 and 2013.

During the year ended December 31, 2014, the Company issued an aggregate of 1,880,000 shares of common stock to various unrelated parties for cash at $0.02 per share. Aggregate cash proceeds from this issuance totaled $37,600.

During the period ended from inception on December 18, 2013 through December 31, 2013 the Company issued 6,658,833 shares of common stock to an officer of the Company for cash of $20,000. The same officer paid $5,530 of Company expenses and received 1,841,167 shares of common stock for payment.

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.

Notes to the Financial Statements

December 31, 2014 and 2013 (RESTATED)

NOTE 6 – CONTINGENCIES

The Company may from time to time be subject to legal proceedings and claims that may arise in the ordinary course of its business. There are no legal matters pending at the present date.

NOTE 7 – CERTIFICATION INFORMATION AND DISCLOSURE STATEMENT

All information furnished herein has been prepared from the books and records obtained from HAVE GUN WILL TRAVEL ENTERTAINMENT, INC. in accordance with rule 15c2-11 (a)(5) promulgated under the Securities and Exchange Act of 1934, as amended, and is intended as information to be used by the public. No dealer, salesman or any other person has been authorized to give any information or to make any representations not contained herein in connection with the Company. Any representations not contained herein must not be relied upon as having been made or authorized by the Company.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

NOTE 9 – RESTATEMENT

During the year ended December 31, 2014 management of the Company concluded that certain figures for fiscal year ended December 31, 2013 had been misstated. These items included an overstatement of accounts payable relating to professional services, and a rounding error to additional paid-in capital. The net effect of the adjustments made to correct these errors is as follows:

	As Previously Reported	As Restated	Difference
	December 31, 2013

Total Assets	$20,000	$20,000	$-
Accounts payable and accrued expenses	4,500	189	4,311
Total Liabilities	4,500	189	4,311
Additional paid-in capital	17,029	17,030	1
Accumulated deficit	10,029	5,719	4,310
Total Stockholders’ Equity	15,500	19,811	4,311
Operating Expenses	10,029	5,719	4,310
Net Loss	$10,029	$5,719	$4,310
Net Loss per Share	$(0.00)	$(0.00)	$-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 30, 2014, CPA Services Com Corp. (“CPA”) informed HGTW that it is resigning as independent accountants to the Company based on its resignation of its PCAOB registration. The auditor report by CPA in the financial statements of the Company for the year ended December 31, 2013 did not contain an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, other than as related to the Company’s ability to continue as a going concern. The resignation of CPA was accepted by the Company’s Board of Directors on October 30, 2014. There had been no disagreements with CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure from inception on December 18, 2013 to December 31, 2013 nor from December 31, 2013 through October 30, 2014.

Also on October 30, 2014, the Company engaged Sadler, Gibb & Associates LLC as its new independent accountant to provide auditing services going forward. Prior to such engagement, the Company had no consultations with Sadler, Gibb & Associates LLC. The decision to hire Sadler, Gibb & Associates LLC was approved by the Company’s Board of Directors.

During the year ended December 31, 2014 and for the period from December 18, 2013 (date of inception) to December 31, 2014 there had been no disagreements with CPA on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of CPA would have caused them to make reference thereto in connection with their report on the financial statements for such years.

Item 9A. Controls and Procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Principal Accounting Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2014 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Report."

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Controls

HGTW’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within HGTW have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Our Chief Executive Officer and Principal Accounting Officer concludes that our disclosure controls and procedures were effective at that reasonable assurance level, as of the end of the period covered by this Form 10-K. Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the Chief Executive Officer and Principal Accounting Officer as to their effectiveness.

Changes in Internal Control Over Financial Reporting

Except as otherwise noted above, there were no significant changes in the Company’s internal control over financial reporting occurred during the year ended December 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:

As of March 9 2014, Our Board of Directors consisted of one member. HGTW concluded that the following individual should serve as our director based on his education and work within the film and television entertainment industry. HGWT believes that his directing, playwriting and acting experience would be beneficial to the Company. The director holds office until his successor is duly elected by the stockholders. The executive officer serves at the pleasure of the Board of Directors. Our current director and executive officer is:

Name	Age	Position	Year Appointed

Tommie Ray	67	President, Treasurer, Secretary and Director	2013

Tommie Ray – President, Treasurer, Secretary, and Director – Mr. Ray is an accomplished actor whose most significant roles included Louis in States of Grace (2005) and Eddie in Life at the Resort (2011); he also earned a director’s credit for Year of the Rat (2011). In addition, over the last five years Mr. Ray was involved in screenwriting and provided consulting services on independent film projects.

Mr. Ray earned his Bachelor of Fine Arts degree in Theatre Arts from the University of Memphis in 1975; received extensive training at Van Mar Academy of Motion Pictures and Television Acting; and over the years gained invaluable experience in camera techniques, script analysis, advanced character development, commercial aspects of business, etc. Throughout his career, Mr. Ray has appeared in 18 movies and performed in 12 theatrical productions. He is songwriter, a published poet and playwright. Most recently, Mr. Ray founded Have Gun Will Travel Entertainment, Inc. and embarked on a carrier of a professional reality TV show producer.

Penalties or Sanctions

None of our directors, officers or stockholders holding a sufficient number of securities to affect materially the control of the Company, has been subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority or been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor making an investment decision.

Personal Bankruptcies

None of our directors, officers or stockholders holding a sufficient number of securities to affect materially the control of the Company, nor any personal holding company of any such person has, within the last ten years become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or been subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of that person.

Employment Agreements

We currently do not have employment agreements with any our directors and executive officers.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Term of Office

All directors hold office for a one (1) year period and have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. The Company does not know of any agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors of HGTW or any of its subsidiaries or any committee thereof. Any non-employee director of HGTW or its subsidiaries is reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors, although no such committee has been established. Each executive officer of HGTW is appointed by and serves at the discretion of the Board of Directors.

None of the officers or directors of HGTW is currently an officer or director of a company required to file reports with the Securities and Exchange Commission, other than HGTW.

Involvement in Certain Legal Proceedings

During the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board meetings; annual meeting attendance

In 2014 the Board of Directors held at least one board meeting per quarter to discuss operations and various management issues. Mr. Ray attended each meeting.

Board Committees

Audit committee

We do not have a separately-designated standing audit committee. The Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board of Directors when performing the functions that would generally be performed by an audit committee. The Board of Directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including /fees to be paid to the independent auditor and the performance of the independent auditor.

Compensation and Nominations Committees

We currently have no compensation or nominating committee or other board committee performing equivalent functions. Currently, the member of our Board of Directors participates in discussions concerning executive officer compensation and nominations to the Board of Directors.

Shareholder communications

The Company does not have a process for security holders to send communications to the board of directors due to the fact that minimal securities are traded on a stock exchange.

Code of Conduct and Ethics

We have adopted a Code of Ethics, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. It has been filed as an Exhibit to our registration statement on Form S-1 on February 5, 2014.

Item 11. Executive Compensation.

No officer or director have received annual compensation since the inception of the Company. There has been no compensation awarded to, earned by, or paid to the named executive officer or director.

As our business progresses and grows, we expect to hire and begin paying salaries to other officers and directors. We also expect to hire part-time and full-time employees and consultants who will be paid compensation and consulting fees.

Stock option plan

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities. However, we intend to adopt an incentive and non-statutory stock option plan in the future.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director's compensation

At present we do not pay our director for attending meetings of our Board of Directors, although we may adopt a director compensation policy in the near future.

Related Party Transactions

On December 30, 2013, HGTW issued 8,500,000 shares of 0.001 par value common stock to Tommie Ray, an officer and director, in exchange for cash of $20,000 and expenses paid on the Company's behalf of $5,529.

The following table sets out the compensation received for the fiscal years ended December 31, 2014 and 2013 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year, as well as the Company’s most highly compensated executive officers and two individuals not holding an executive officer position:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total

Tommie Ray	2014	$0	$-	$-	$-	$-	$-	$-	$0
	2013	$0	$-	$-	$-	$-	$-	$-	$0

Equity Compensation Plan Information - Employment Agreements

The Company’s policy is to not establish employment agreements, and no employment agreements were in place on December 31, 2014 or through the date of this report.

Outstanding Equity Awards at Fiscal year-End

The company has not issued any equity awards during fiscal years 2014 and 2013.

Director’s Compensation

The following table sets forth the Company’s fees and compensation paid or earned by directors for the fiscal years 2014 and 2013.

DIRECTORS COMPENSATION

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total

Tommie Ray(1)	2014	$-	$-	$-	$-	$-	$-	$-	$-
	2013	$-	$-	$-	$-	$-	$-	$-	$-

The Board of Directors has received no compensation for his role on the Board. He has not earned fees, stock awards, option awards, or non-equity incentive plan compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of more than 5% of any class of HGTW’s voting securities.

As of March 18, 2015, the Company had 10,380,000 shares of its common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of March 18, 2015 by each person who is known to have beneficial ownership of more than 5% of any class of HGTW’s voting securities:

Security Ownership of Management.

The following table sets forth the beneficial ownership of the Company’s common stock as of March 11, 2014 by each executive officer and director and the directors and executive officers of the Company as a group:

Titleofclass	Name and address of beneficial owner (1)	Amount of Shares	Nature of beneficial ownership	Percent of class (2)

Common Stock	Tommie Ray	8,500,000	Direct	82%

_______________

(1)	In care of Have Gun Will Travel Entertainment, Inc. 5850 Canoga Avenue, 4th Floor, Woodland Hills, CA 91367-6554.
(2)	Calculated from the total of outstanding shares of common stock as of March 11, 2015 (10,380,000).

 Security Ownership of Certain Beneficial Owners

As of March 11, 2015, the Company is not aware of any persons that beneficially own more than 5% of its outstanding common stock who is not listed in the above referenced tables.

Change in Control Arrangements

As of March 11, 2015, there are no arrangements that would result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Particular Transactions

To the best of the Company’s knowledge, there are no transactions during the Company’s last two full fiscal years and the current fiscal year or any currently proposed transaction, involving the issuer, in which: i) the amount involved exceeds the lesser of $120,000 or one percent of the average of the issuer’s total assets at year end for its last three fiscal years; and ii) any related person had or will have a direct or indirect material interest.

Controlling Persons

The company is not aware of any agreements or understandings by a person or group of persons that could be construed as a controlling person.

Director independence

Currently, the majority of the board of HGTW is not considered “independent” board members.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid during the year ended December 31, 2014 for professional services rendered by CPA Services Com Corp., for the quarters 1, 2 and 3 audit review, and Sadler, Gibb & Associates LLC for quarters 4 and the 2014 audit of our annual financial:

Accounting Fees and Services

	2014	2013
Audit Fees	$4,000	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$4,000	$-

The category of “Audit Fees” includes fees for our annual audit and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related Fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by all parties was compatible with the maintenance of the respective firm’s independence in the conduct of its audits.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Articles of Incorporation of the Registrant(1)
3.2	By-laws of the Registrant(1)
10.1	Treatment Purchase Agreement, dated February 25, 2014, by and between Have Gun Will Travel Entertainment, Inc. and Thomas Forman(2)
10.2	Treatment Purchase Agreement, dated March 19, 2014, by and between Have Gun Will Travel Entertainment, Inc. and Kevin Greene(2)
10.3	Treatment Purchase Agreement, dated May 22, 2014, by and between Have Gun Will Travel Entertainment and Ben Adams(2)
10.4	Treatment Purchase Agreement, by and between Have Gun Will Travel Entertainment, Inc. and Frank Simon, dated June 27, 2014(3)
10.5	Treatment Purchase Agreement, by and between Have Gun Will Travel Entertainment, Inc. and Benjamin Moore, dated August 25, 2014(4)
10.6	Treatment Purchase Agreement, by and between Have Gun Will Travel Entertainment, Inc. and Andrea Zajac, dated September 8, 2014(4)
10.7	Treatment Purchase Agreement, by and between Have Gun Will Travel Entertainment, Inc. and Brian Cox, dated December 3, 2014(5)
10.8	Treatment Purchase Agreement, by and between Have Gun Will Travel Entertainment, Inc. and Michael Adams, dated March 17, 2015.
21.1	Subsidiaries of the Registrant- None.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

__________________
(1) Filed as an Exhibit to the Form S-1, filed by Have Gun Will Travel Entertainment, Inc. on February 5, 2014.

(2) Filed as an Exhibit to Form S-1/A, filed by Have Gun Will Travel Entertainment, Inc. on May 8, 2014.

(3) Filed as an Exhibit to Form 8-K, filed by Have Gun Will Travel Entertainment, Inc. on July 2, 2014.

(4) Filed as an Exhibit to Form 8-K, filed by Have Gun Will Travel Entertainment, Inc. on September 11, 2014.

(5) Filed as an Exhibit to Form 8-K, filed by Have Gun Will Travel Entertainment, Inc. on December 5, 2014.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section13or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2015	By:	/s/ Tommie Ray
	Name:	Tommie Ray
	Title:	President, Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Tommie Ray	Dated: March 19, 2015
Tommie Ray,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

