Form 10-Q
period 2015-03-31
Have Gun Will Travel Entertainment, Inc.
filed 2015-05-18
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________to ________

Commission File Number: 000-1554594

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

NEVADA	46-4333787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Flat/RM C, 15/F, Full Win Commercial Centre,
573 Nathan Road, Kowloon, Hong Kong, China

(Address of principal executive offices) (Zip Code)

(818) 835-2822

Registrant's telephone number, including area code

_______________________________________________________________

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

As of March 31, 2015, the number of shares outstanding of the registrant’s class of common stock was 10,380,000.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAVE GUN WILL TRAVEL ENTERTAINMENT INC.

FINANCIAL STATEMENTS

Period Ended March 31, 2015

3

HAVE GUN WILL TRAVEL ENTERTAINMENT INC.

TABLE OF CONTENTS

FINANCIAL STATEMENTS:

Balance Sheets	5

Statements of Operations	6

Statements of Cash Flows	7

Notes to Financial Statements	8

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$267	$219

Total Current Assets	267	219

Equipment, net	4,377	4,680

TOTAL ASSETS	$4,644	$4,899

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$3,240	$175

Total Current Liabilities	3,240	175

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value, 5,000,000 shares authorized: no shares issued and outstanding	-	-
Common shares: $0.001 par value, 70,000,000 shares authorized: 10,380,000 shares issued and outstanding	10,380	10,380
Additional paid-in capital	52,750	52,750
Accumulated deficit	(61,726)	(58,406)

Total Stockholders' Equity	1,404	4,724

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,644	$4,899

The accompanying notes are an integral part of these condensed financial statements.

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

REVENUES	$8,000	$7,500

OPERATING EXPENSES

Depreciation	304	-
General and administrative	11,016	5,733

Total Operating Expenses	11,320	5,733

INCOME (LOSS) FROM OPERATIONS	(3,320)	1,767

LOSS BEFORE INCOME TAXES	(3,320)	1,767

Provision for income taxes	-	-

NET INCOME (LOSS)	$(3,320)	$1,767

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	10,380,000	8,500,000

The accompanying notes are an integral part of these condensed financial statements.

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.

 Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES

Net loss	$(3,320)	$1,767
Adjustments to reconcile net loss to
Depreciation	304	-
Changes in operating assets and liabilities:
Accounts payable	3,064	(4,500)

Net Cash Used in Operating Activities	48	(2,733)

INVESTING ACTIVITIES

Purchase of fixed assets	-	-

Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES

Proceeds from sale of common stock	-	-

Net Cash Provided by Financing Activities	-	-

NET INCREASE (DECREASE) IN CASH	48	(2,733)
CASH AT BEGINNING OF PERIOD	219	20,000

CASH AT END OF PERIOD	$267	$17,267

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.

Notes to Condensed Financial Statements

March 31, 2015

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS AND SIGNIFCANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2015 and 2014.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of March 31, 2015.

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2014 financial statements have been reclassified to conform to the presentation in the March 31, 2015 financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Management has developed a strategic plan to develop its management team and business plan. Management anticipates generating sufficient revenue to fund the operations of the Company during the next fiscal year. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

HAVE GUN WILL TRAVEL ENTERTAINMENT, INC.

Notes to Condensed Financial Statements

March 31, 2015

(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

As of March 31, 2015 and December 31, 2014 the Company’s property and equipment consisted of the following:

	March 31, 2015	December 31, 2014

Machinery and equipment	$3,542	$3,542
Computer equipment	1,574	1,573
Sub Total	5,116	5,115
Accumulated Depreciation	(739)	(435)
Net	$4,377	$4,680

Depreciation expense was $304 for the three-month period ended March 31, 2015.

NOTE 5 – CAPITAL STOCK

Common shares: $0.001 par value, 70,000,000 shares authorized: 10,380,000 shares issued and outstanding as of March 31, 2015.

Preferred shares: $0.001 par value, 5,000,000 shares authorized: no issued and outstanding shares as of March 31, 2015.

During the year ended December 31, 2014, the Company issued an aggregate of 1,880,000 shares of common stock to various unrelated parties for cash at $0.02 per share. Aggregate cash proceeds from this issuance totaled $37,600.

NOTE 6 – SUBSEQUENT EVENTS

Share Exchange Agreement

On May 5, 2015, the Company entered into a Share Exchange Agreement (the “Agreement”) with Fortune Delight Holdings Group Ltd. (“FDHG”) and Wu Jun Rui, on behalf of himself and certain other individuals who are to receive shares of HGTW pursuant to the Agreement. Pursuant to the Agreement, on May 5, 2015, Wu Jun Rui, holding all 50,000 shares of FDHG common stock, sold all of the shares of FDHG held by him to the Company; such that the Company acquired all the issued and outstanding shares of FDHG common stock. In exchange for the FDHG securities, the Company issued 59,620,000 shares of the Company’s common stock, and 5,000,000 shares of the Company’s preferred stock, as directed by Wu Jun Rui. Wu Jun Rui has surrendered his certificate representing all of the FDHG shares to the Company. The Shareholders received certificates evidencing their ownership of HGTW. Following the Agreement, FDHG became a wholly-owned subsidiary of the Company.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no other material subsequent events to report.

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

(a)	volatility or decline of HGWT's stock price;

(b)	potential fluctuation of quarterly results;

(c)	failure of HGWT to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	decline in demand for HGWT's products and services;

(f)	rapid adverse changes in markets;

(g)	litigation with or legal claims and allegations by outside parties against HGWT, including but not limited to challenges to HGWT's intellectual property rights;

(h)	insufficient revenues to cover operating costs;

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

We were focused on creating original content in reality television programming genre capable of providing growth potential to the Company. The Company's overall plan of operations is to develop independent reality TV concepts for sale, option and licensure, with a goal toward catering to independent producers, cable television networks, syndication companies, and other entities. We were a concept-development, or pre-production, business. We did not produce reality shows, we sold our concepts to independent producers and production companies to be produced and distributed.

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

CHANGE OF CONTROL

On March 27, 2015, Tommie Ray (the “Seller”) and Yang Yuan Sheng (the “Buyer”) entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which the Seller sold to the Buyer, and the Buyer purchased from the Seller, 8,500,000 shares of the Company’s common stock (the “Shares”), which Shares represented 81.89% of the issued and outstanding shares of the Company’s common stock. The purchase occurred on March 27, 2015. The Buyer paid an aggregate $200,000 for the Shares using personal funds. There are no arrangements or understandings by and among members of either the former or new control persons and their associates with respect to election of directors or other matters of the Company except that Ms. Wu Yu Gu Wilkie (“Wu”), has been appointed the sole Director of the Company, effective on May 7, 2015, which was ten (10) days following the forwarding of the Schedule 14-F to Company’s shareholders.

Tommie Ray, the former sole Director of the Company, resigned as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary and Treasurer, and Wu, age 35, was elected as the Company’s Director, President, Secretary, and Treasurer to serve in such capacities until her successors are duly elected and qualified. Mr. Ray’s resignation as Director was effective May 7, 2015, which was ten (10) days following the mailing of the Schedule 14-F Information Statement to our shareholders.

PRODUCT DEVELOPMENT

The Company developed reality TV programming content in-house. Although reality TV is mostly unscripted and involves actors that are generally regular people living their lives, a lot of planning is involved behind the scenes of a reality TV production. In our product development process, we utilize the following phases:

•	conceptualization
•	consumer identification
•	commercial viability analysis
•	creative phase

HGTW was a reality TV concept-development, or pre-production, business. We did not produce reality shows, we sold our concepts to independent producers and production companies to be produced and distributed. Our former President, Mr. Ray, handled all aspects of content development within the Company from conception to creation and execution. To date, all of our concepts have been developed "on spec" (unsolicited and non-commissioned), and required little to no capital expenditures.

The first step in our product development process was to come up with a concept for the reality TV show. Since HGTW was in the business of developing reality TV content for sale, it is essential to choose an idea that might provoke interest from prospective buyers and inspire them to see its potential. Mr. Ray used the concept as an axis from which all other production decisions are to be made.

Next, Mr. Ray identified the audience. Aiming the content at a specific consumer target market increases the chances of a reality TV show concept sparking interest from potential buyers, so it was important to determine the market that the reality show is intended for and to tailor the programming content appropriately to captivate the audience and transcend their expectations.

Once a concept was selected and market identified, a third phase in reality TV production begins and Mr. Ray makes sure that the TV show concept falls in a commercially viable genre within that market. For example, some of the genres that enjoy success today are hidden camera shows such as What Would You Do, talent-search shows such as American Idol, documentary series about ordinary people such as the Jerseylicious, high-concept game shows such as Survivor, home improvement shows such as Flipping Out With Jeff Lewis, court shows featuring real-life cases such as The People's Court, etc.

HGTW then proceeded to develop the concepts into projects, and a creative phase begins. This was a crucial and very extensive phase during which Mr. Ray develops the format, characters, story lines and storyboards which are important tools for shaping the direction of the show, as well as shoots video and edits video clips, with the aim of creating a sizzle reel. While reality shows typically don't have scripts, Mr. Ray often wrote a shooting script or an outline that details aspects of the reality TV concept. The final product of the Company's development process can be:

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

REALITY TELEVISION SEGMENTS IN PRODUCTION

We no longer have any projects in development.

OUR TARGET MARKET

HGTW targeted the Reality Television segments of the television syndication and cable network industry. The Company's success was greatly dependent on its ability to identify a gap in the market and cater to the unsatisfied demand.

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

MARKETING STRATEGIES

Management intended to maintain an extensive marketing campaign that we hope will ensure maximum visibility for the developed reality TV concepts among the targeted market. Although the Company catered to the reality TV segments of the television syndication and cable network industry, the Company’s primary method of competition strategy was to market specifically to independent TV producers and smaller production companies.

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

REVENUE MODEL

Our mission was to maximize shareholder value by capitalizing on the demand for TV programming content and other interrelated media in the Reality TV genre that provide the audience with enjoyable entertainment and spur the growth potential of the Company.

Below is a description of the former HGTW revenue model:

Concept Sales

The bulk of the Company’s initial revenue came from the sales of our developed reality TV show concepts and related content (and all rights to them) to independent producers, production companies, etc. Such a deal structure means that HGTW would transfer all of the benefits of ownership of the reality TV show concept to the buyer at the time of sale for a negotiated amount, with no future payouts (such as profit participation, merchandizing, on-screen credits, licensing fees, etc.) The buyer may choose to utilize the concept they purchased as they please and are not obligated to keep it in the same format.

Concept Options

HGTW optioned its developed reality TV projects to production companies, whereby a production company will secure exclusive rights to sell and produce a reality TV project during a limited time period. Once an option deal was signed, the Company accepted "option money" which is a down payment toward the negotiated purchase price we expect to receive when the project is sold/optioned to a studio or a network. Additionally, "profit participation" and "on-screen credit" terms may be negotiated. When the project is sold/optioned to a studio or a network, the studio then works to develop and produce the project for airing or distribution, and the Company received the balance of the purchase price. If the project is not sold within the specified time period, the ownership rights of the project reverted back to the Company.

Licensing Fees

Management intended to embark on strategic relationships with production companies that might express interest in licensing the Company’s projects. With adequate financing, HGTW was to seek to produce approximately three pilots in reality-based TV show formats per year. The Company was to present these pilots to production companies to see if they garner interest. In the case that a production company was interested in a particular pilot, they would pay a negotiated license fee for the rights to produce this television program. The license fee would be re-negotiable every year and this fee will be directly dependent upon that show’s success during the preceding year.

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

COMPETITION

HGTW faced competition from within the independent reality TV developing community and the broader television industry. In addition to the large cable network and syndication companies, there are thousands of smaller development and production companies that write for either studio-backed or independent television projects. Virtually any development company that is engaged in developing and producing reality TV show concepts is considered our competition. In consideration of the Company’s lack of financial resources, scarcity of relationships within the reality television community, and absence of marketing tools, the Company was at a significant disadvantage relative to its more established competitors within the reality TV production industry.

Although the Company catered to the Reality Television segments of the television syndication and cable network industry, the Company’s primary method of competition strategy was to market specifically to independent TV producers and smaller production companies. Independent producers and smaller production companies generally lack the resources required to conduct crucial show concept development work and they rely on third parties to supply them with well-developed concepts. HGTW believed catering to this segment would give the Company the competitive advantage it needs to be able to distinguish itself among its competitors. The Company would also prepare press releases, submit show concepts to major television media market festivals and conferences (such as NATPE, MIPCOM, BANFF, etc.), pitch shows to TV executives and producers, create Internet advertising and engage producer’s agents.

The Television production market is a highly competitive space in which success is primarily based on three concerns:

1.	Timing
2.	Relationships
3.	Quality

In terms of timing, the Company firmly believed that the market is open as never before for novel reality TV programming. Hits such as Jersey Shore, The Apprentice, Real Housewives, etc. have primed the appetite of the reality television viewing audience for increasingly more edgy and controversial programming.

Although scarce, the Company believed Mr. Ray's pre-existing industry connections in the field may allow to tap into this highly lucrative industry with some level of credibility.

HGTW was finely tuned in to the demands of the audience. We made sure to identify an idea or a story within a reality TV programming genre that is popular or gaining in popularity and will captivate the audience and transcend their expectations. The Company was dedicated to producing projects that are both creatively distinctive and commercially rewarding.

EMPLOYEES

The Company had no employees. The Company's former sole officer and director, Mr. Ray, managed the Company's daily operations and oversees all aspects of its strategic development, including, but not limited to, content development, marketing and execution of its business plan. Mr. Ray receives no compensation.

On March 24, 2014, the Company contracted a part-time graphic designer to assist Mr. Ray in creating visual representations of the projects that were currently in development. This was a contract part-time position with compensation of $20 per hour. On August 11, 2014 the Company contracted a digital imaging technician and a sound mixer to assist in shooting and editing digital content for pending projects. Their compensation was $50 and $25 per hour, respectively. The Company had 2 interns. These were unpaid internships.

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

We had $8,000 revenues in the three months ended March 31, 2015, as compared to $7,500 for the three months ended March 31, 2014. This is based on the sale of more reality TV concepts. Our revenue is a result of the sale of reality TV concepts. For the three months ended March 31, 2015, our operating expenses were $11,320, which consisted of depreciation of $304 and general and administrative expenses of $11,016. For the three months ended March 31, 2014, our operating expenses were $5,733, which consisted of general and administrative expenses of $5,733. Our operating expenses are primarily due to expenses related to preparing our quarterly report filed with the Securities and Exchange Commission and services contributed by an Officer of the Company. Our net loss was $3,320 for the three months ended March 31, 2015, as compared to a net loss of $1,767 during the three months ended March 31, 2014. Net income (loss) remained relatively flat because of an increase in professional fees being offset by a decrease in general and administrative costs.

Liquidity and Capital Resources

The Company's cash position was $267 at March 31, 2015, as compared to $219 at December 31, 2014. The Company’s cash position as of March 31, 2014 was $17,267, because it had yet to incur the costs associated with being a public company. As of March 31, 2015, the Company had current assets of $4,644 and current liabilities of $3,240 compared to $4,899 and $175, respectively, as of December 31, 2014. This resulted in a working capital of $1,404 at March 31, 2015 and $4,724 at December 31, 2014, due to an increase of $3,065 in current liabilities.

Net cash used in operating activities amounted to $48 for the three month period ended March 31, 2015, as compared to $(2,733) for the three months ended March 31, 2014. This is primarily due to a change in accounts payable from $(4,500) to $3,065.

There was no net cash used in investing activities for the three months ended March 31, 2015 or the three months ended March 31, 2014. There was no net cash provided by financing activities for the three months ended March 31, 2015 or for the three months ended March 31, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Commission. Tommie Ray, our former Chief Executive Officer and our former Principal Accounting Officer, was responsible for establishing and maintaining our disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the former Chief Executive Officer and Principal Accounting Officer concluded that, as of March 31, 2015, these disclosure controls and procedures were not effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no shares of common stock issued during the three months ended March 31, 2015.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

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

_________________

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

Dated: May 18, 2015	By:	/s/ Wu Yu Gu Wilkie
Wu Yu Gu Wilkie
Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 18, 2015	By:	/s/ Wu Yu Gu Wilkie
Wu Yu Gu Wilkie
Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

