Form 10-Q
period 2015-06-30
Image Chain Group Limited, Inc.
filed 2015-08-19
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number:	000-1554594

IMAGE CHAIN GROUP LIMITED, INC.
(Exact name of registrant as specified in its charter)

NEVADA	46-4333787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 07, 15F Convention Plaza Office Tower1 Harbour Rd., Wanchai, Hong Kong, China
(Address of principal executive offices) (Zip Code)

(852) 3188-2700
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of June 30, 2015, the number of shares outstanding of the registrant’s class of common stock was 395,000,000.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

UNaudited Consolidated Financial statements

AS OF JUNE 30, 2015 AND December 31, 2014

(STATED IN U.S. DOLLARS)

IMAGE CHAIN GROUP LIMITED, INC.

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Image Chain Group Limited, Inc.

We have reviewed the accompanying interim consolidated balance sheets of Image Chain Group Limited, Inc. (“the Company”) as of June 30, 2015 and December 31, 2014, and the related statements of operations and comprehensive loss, and cash flows for the six month periods ended June 30, 2015 and 2014. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ WWC, P.C.
San Mateo, California	WWC, P.C.
August 14, 2015	Certified Public Accountants

IMAGE CHAIN GROUP LIMITED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

	June 30,	December, 31
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$327,475	$70,107
Accounts receivable, net	-	12,819
Advanced to suppliers	499,148	513,122
Inventories	442,922	36,075
Other deposits	48,952	1,242
Other receivables, net	2,056,688	167,205
Related party receivable	462,121	-
Total current assets	$3,837,306	$800,570

Non-current assets
Property, plant and equipment, net	252,898	51,180
Goodwill	323,493	323,493
TOTAL ASSETS	$4,413,697	$1,175,243

LIABILITIES AND STOCKHOLDERS’ EQUITY

COMMITMENTS AND CONTINGENCIES	-	-

Current liabilities
Other payables	7,546	469,448
Related party payable	398,001	1,675
Customer advance	1,382,337	651,244
Tax payable	3,658	331
Accounts payable	544,966	486,950
Accrued liabilities	388,467	1,006
TOTAL LIABILITIES	$2,724,975	$1,610,654

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding as of June 30, 2015	5,000	-
Common stock, US$0.001 par value, 400,000,000 shares authorized, 395,000,000 and 70,000,000 shares issued; 146,975,000 and 70,000,000 shares outstanding as of June 30, 2015 and December 31, 2014	395,000	70,000
Additional paid in capital	57,920,948	(70,000)
Subscription receivable	(51,189,969)	-
Accumulated deficit	(5,415,353)	(476,542)
Accumulated other comprehensive (loss) income	(26,904)	41,131
TOTAL STOCKHOLDERS' EQUITY	1,688,722	(435,411)

TOTAL LIABILITIES AND EQUITY	$4,413,697	$1,175,243

See Notes to Financial Statements and Accountants’ Report

MAGE CHAIN GROUP LIMITED, INC.

CONSOLIDATED STATEMENTS OF operATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	For the six months periods ended June 30,
	2015	2014

Sales	$222,893	$-
Cost of sales	87,727	-
Gross profit	135,166	-

Selling, general and administrative expenses	5,083,114	84,860
Loss from operations	(4,947,948)	(84,860)

Other income/(expense)
Interest income	107	235
Other expense	-	(325)
Other income	9,030	-
	9,137	(90)

Loss before income taxes	(4,938,811)	(84,950)

Income taxes	-	-

Net loss	$(4,938,811)	$(84,950)
Other comprehensive loss
Foreign currency translation (loss) gain	(26,904)	11,558

Comprehensive loss	(4,965,715)	(73,392)

Loss per share
Basic	(0.05)	-
Diluted	(0.05)	-

Weighted average number of common shares outstanding
Basic	104,356,556	70,000,000
Diluted	104,356,556	70,000,000

See Notes to Financial Statements and Accountants’ Report

IMAGE CHAIN GROUP LIMITED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(4,938,811)	$(84,950)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock compensation	4,681,819	-
Depreciation	13,385	1,395

Changes in operating assets and liabilities:
Decrease in accounts receivable	12,819	-
Decrease (increase) in advance to suppliers	13,974	(123,796)
Increase in inventories	(406,847)	-
(Increase) decrease in other deposit	(47,710)	771
(Increase) decrease in other receivables	(1,889,483)	117,326
Increase in related party receivable	(462,121)	-
Increase in accrued liabilities	387,461	-
(Decrease) increase in other payables	(461,902)	29,308
Increase (decrease) in related party payable	396,326	(1,628)
Increase in customer advanced	731,093	123,732
Increase in accounts payable	58,016	-
Increase in tax payable	3,327	37
Net cash (used in) provided by operating activities	(1,908,654)	62,195

Cash flows from investing activities:
Purchase of property, plant and equipment	(201,718)	(33,712)
Net cash used in investing activities	(201,718)	(33,712)

Cash flows from financing activities:
Issuance of shares	2,449,160	-
Net cash provided by financing activities	2,449,160	-

Effect of exchange rate changes on cash & equivalents	(81,420)	11,788

Net increase in cash and cash equivalents	257,368	40,271

Cash and cash equivalents, beginning of period	70,107	126,816

Cash and cash equivalents, end of period	$327,475	$167,087

SUPPLEMENTARY DISCLOSURES:
Interest received	$107	$235
Interest paid	$-	$-
Income tax paid	$-	$-

See Notes to Financial Statements and Accountants’ Report

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Business

Image Chain Group Limited, Inc. (formerly Have Gun Will Travel Entertainment, Inc.) (“ICGL or the “Company”) is an investment holding company incorporated and domiciled under the laws of Nevada. From inception through December 18, 2013, Have Gun Will Travel Entertainment, Inc. is an emerging forward-thinking full-service television pre-production company dedicated to the creation of original concepts and programming with a bold and innovative edge in the reality television space for sale, option and licensure to independent producers, cable television networks, syndication companies, and other entities. The Company amended its Articles of Incorporation with the State of Nevada in order to change its name to Image Chain Group Limited, Inc. and to increase the authorized shares of common stock from 70,000,000 to 400,000,000 (the “Amendments”). The name change was undertaken in order to more closely align with the operations of the Company’s wholly-owned subsidiary, Fortune Delight Holdings Group Ltd ("FDHG"). The increase in authorized shares was undertaken to allow the Company to utilize the newly available shares to raise capital. The board of directors of the Company approved the Amendments on May 8, 2015. The shareholders of the Company approved of the Amendments by written consent on May 8, 2015. The Amendments became effective on June 11, 2015.

FDHG through its wholly-owned operating subsidiaries is in the business of promoting and distributing its owned branded teas that are grown, harvested, cured, and packaged in the People’s Republic of China (“PRC”). The Company’s headquarters is located in Guangzhou, Guangdong Province, PRC. Currently, the Company’s products are sold in the PRC for domestic consumption.

Share exchange

On May 5, 2015, ICGL entered into a share exchange agreement (the "Exchange Agreement") with FDHG and Wu Jun Rui, on behalf of himself and certain other individuals who are to receive shares of ICGL pursuant to the Exchange Agreement. On the terms and subject to the conditions set forth in the Exchange Agreement, on May 5, 2015, Wu Jun Rui, holding all 50,000 shares of FDHG common stock, sold, assigned, transferred and delivered, free and clear of all liens, pledges, encumbrances, charges, restrictions or known claims of any kind, nature, or description, all of the shares of FDHG held by him to ICGL; the objective of such transfer being the acquisition by the ICGL of all the issued and outstanding shares of FDHG common stock. In exchange for the transfer of such securities by Wu Jun Rui, ICGL issued, to the shareholders listed on Composite Exhibit A to the Exchange Agreement (the "Shareholders"), 59,620,000 shares of the Company's common stock, par value $.001 per share and 5,000,000 shares of the Company's preferred stock, par value $.001 per share, as set forth therein. Wu Jun Rui has surrendered his certificate representing all of the FDHG shares to the Company. The Shareholders received certificates evidencing their ownership of ICGL.

FDHG is an investment holding company incorporated and domiciled in the British Virgin Islands. From inception through March 24, 2015, the Company did not engage in any active business operations other than in search and evaluation of potential business opportunity to become an acquiree of a reverse-merger deal.

Reverse-Merger

On March 24, 2015, FDHG entered into a securities purchase agreement with Mr. Wu, Jun Rui and Mr. Wu, Ping as beneficial owners whereby FDHG issued 50,000 common shares to its shareholders as consideration for the Company’s reverse-merger with Silver Channel Industrial Limited.

The securities purchase agreement transaction is referred to hereafter as the “reverse-merger transaction.”  The share exchange transaction has been accounted for as a recapitalization of FDHG where FDHG (the legal acquirer) is considered the accounting acquiree and Silver Channel Industrial Limited (the acquiree) is considered the accounting acquirer.  As a result of this transaction, FDHG is deemed to be a continuation of the business of Silver Channel Industrial Limited.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, the accompanying consolidated financial statements are those of the accounting acquirer, Silver Channel Industrial Limited.  The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.

Directly and Indirectly Held Wholly-Owned Subsidiaries

On March 24, 2015, FDHG signed equity transfer agreement with Wu, Ping, sole shareholder of Silver Channel Industrial Limited (“Silver Channel”). FDHG paid HKD 2 to Wu, Ping for 100% equity of Silver Channel based on the net assets value as of December 31, 2014. Silver Channel is a limited company incorporated, registered, and domiciled in Hong Kong. Silver Channel was incorporated on May 4, 2007. Silver Channel since its incorporation has not engaged in operations. Silver Channel has registered and paid up capital of HKD 2.

Organization History of Silver Channel Industrial Limited and its subsidiaries

On January 28, 2011, Silver Channel invested cash to establish Heiyuan Image Equipment Import Export Co., Ltd. (“Heiyuan Image”), a wholly foreign owned enterprise (“WFOE”) limited company registered in Heiyuan City, Guangdong Province, PRC. Heiyuan Image was dormant for three months ended March 31, 2015 and for the year ended December 31, 2014. Heiyuan Image is wholly owned by Silver Channel. Heiyuan Image has registered capital of HKD 4,000,000 of which HKD 3,380,000 has been paid up.

On 18 August 2014, the Company, through its subsidiary Heiyuan Image, owns 100% equity of Guangzhou Image Agricultural Technology Co., Ltd. (“Guangzhou Image”). Guangzhou Image is a limited company registered in Guangzhou City, Guangdong Province, PRC. Guangzhou Image has not yet engaged in operating activities since its incorporation. Guangzhou Image is wholly owned by Heiyuan Image. Guangzhou Image has registered capital of RMB 10 million of which is still outstanding.

On February 16, 2015, Guangzhou Image entered into an equity transfer agreement with all shareholders of Yunnan Image Tea Industry Co., Ltd. (“Yunnan Image”). Guangzhou Image paid RMB 3,000,000 to all the shareholders of Yunnan Image for 100% equity interest in Yunnan Image. Yunnan Image is a limited company registered in Xishuangbanna, Yunnan Province PRC. Yunnan Image was incorporated on August 23, 2013. Yunnan Image is the primary operating entity to carry out the Company’s core business activities of selling and marketing its own branded teas. Yunnan Image is wholly-owned by Guangzhou Image. Yunnan Image has registered capital of RMB 3 million. The capital has been paid up in its entirety.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries for which the Company is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

As of June 30, 2015, the detailed identities of the consolidating subsidiaries are as follows:

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Attributable equity	Registered
Name of company	Place of incorporation	interest %	capital
Fortune Delight Holdings Group Limited	BVI	100%	50,000
Silver Channel Industrial Limited	Hong Kong	100%	$-
Heiyuan Image Equipment Import Export Co., Ltd.	PRC	100%	515,849
Guangzhou Image Agricultural Technology Co., Ltd.	PRC	100%	1,636,902
Yunnan Image Tea Industry Co., Ltd.	PRC	100%	491,071

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements.

(b)	Economic and Political Risks

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, restriction on international remittances, and rates and methods of taxation, among other things.

(c)	Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. These accounts and estimates include, but are not limited to, the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

(d)	Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  As of March 31, 2015, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

(e)	Accounts Receivable

The Company maintains allowances for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Terms of sales vary. Allowances are recorded primarily on a specific identification basis.

As of June 30, 2015, no provision for allowance for doubtful accounts was provided.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(f)	Other receivables

Other receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when recovery of the full amount is doubtful.

(g)	Inventories

Inventories are stated at the lower of cost or market value. Cost is computed using the first-in, first-out method and includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business or estimates based on prevailing market conditions.

(h)	Property, plant and equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Building	20 years
Computer	3 years
Motor vehicles	4 years

(i)	Accounting for Impairment of Long-Lived Assets

The Company adopts Accounting Standards Codification (“ASC”) 360, “Accounting for the Impairment or Disposal of Long-Live Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360 which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the reporting periods, there was no impairment loss.

(j)	Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not allow its customers to return products.  The Company’s customers can exchange products only if they are damaged in transportation.

Revenue reported is net of value added tax.

(k)	Cost of Sales

The Company’s cost of sales is comprised of the inbound acquisition cost of packaged finished goods for resale, inbound shipping, value added tax and business taxes recognized upon sales of goods.

(l)	Selling Expenses

Selling expenses are comprised of salaries for the sales force, client entertainment, commissions, advertising, and travel and lodging expenses.

(m)	General & Administrative Expenses

General and administrative expenses include executive compensation, general overhead such as the finance department and administrative staff, depreciation, office rental and utilities.

(n)	Foreign Currency Translation

The Company maintains its financial statements in the functional currencies on Chinese Renminbi (RMB) and Hong Kong Dollars (“HKD”). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Translation adjustments are not included in determining net loss but are included in foreign exchange adjustment to other comprehensive loss, a component of stockholders’ equity.

Exchange Rates	6/30/2015	3/31/2015	12/31/2014	6/30/2014
Period end RMB : US$ exchange rate	6.0888	6.1091	6.1385	6.1592
Average period RMB : US$ exchange rate	6.1128	6.1358	6.1432	6.1406

Period end HKD : US$ exchange rate	7.7522	7.7542	7.7574	7.7511
Average period HKD : US$ exchange rate	7.7535	7.7553	7.7544	7.7557

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation. The HKD is freely convertible into other foreign currencies.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(o)	Income Taxes

The Company adopts SFAS No. 109, Accounting for Income Taxes, included in the Codification as ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

On January 1, 2007, The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), included in the Codification as ASC 740, Income Taxes. The topic addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

(p)	Statutory Reserve

Statutory reserve refers to the amount appropriated from the net income in accordance with PRC laws or regulations, which can be used to recover losses and increase capital, as approved, and, are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, from its earnings, an amount to the statutory reserve to be used for future company development. Such an appropriation is made until the reserve reaches a maximum equal to 50% of the enterprise’s registered capital.

(q)	Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The Company's financial instruments include cash and equivalents, accounts receivable, and accounts payable. Cash and cash equivalents consist deposits financial institutions with original maturities of three months or less. Management estimates the carrying amounts of the non-related party financial instruments approximate their fair values due to their short-term nature.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is table of the Company’s financial instruments:

		Active Markets	Significant Other	Significant
	Carrying value	for Identical Asset	Observable Inputs	Unobservable Inputs
	30-Jun-15	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	327,475	327,475	-	-

		Active Markets	Significant Other	Significant
	Carrying value	for Identical Asset	Observable Inputs	Unobservable Inputs
	31-Dec-14	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	70,107	70,107	-	-

(r)	Other Comprehensive Income

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States Dollars ("USD" or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in income.

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except for changes in paid-in capital and distributions to stockholders due to investments by stockholders.

(s)	Business combination

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.

(t)	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for the Company for fiscal years, and interim periods within those years beginning after December 15, 2016. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation: Topic 718. This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on the Company’s financial statements.

In November 2014, FASB issued Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. All other types of entities are required to implement the new requirements in fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2014-16 to have material impact on the Company's financial statement.

(u)	Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired in a business combination. In accordance with FASB ASC Topic 350, "Goodwill and Other Intangible Assets", goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

On February 16, 2015, the Company, through Guangzhou Image, entered into an equity transfer agreement to acquire 100% of Yunnan Image. As of December 31, 2014, the net assets of Yunnan Image were USD 166,022. The purchase consideration was USD 489,515 (equivalent to RMB 3,000,000), which resulted in goodwill of USD 323,493.

	Balance as at
	June 30,	December 31,
	2015	2014
Yunnan Image	$323,493	$323,493
less: Impairment loss	-	-
Total goodwill	$323,493	$323,493

The Company reviews the carrying value of the goodwill for impairment regularly.

4.	OTHER RECEIVABLES

	Balance as at
	June 30,	December 31,
	2015	2014
Other receivables	$2,518,275	$625,055
less: Allowance for doubtful accounts	(252,083)	(457,850)
Other receivable, net	$2,266,192	$167,205

5.	INVENTORIES

	Balance as at
	June 30,	December 31,
	2015	2014
Raw Materials	$72,779	$-
Packing Materials	15,291	36,075
Finished Goods	354,852	-
	$442,922	$36,075

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Balance as at
	June 30,	December 31,
	2015	2014
Building	$20,853	$20,684
Motor vehicle	232,285	32,416
Plant and equipment	19,070	4,005

	272,208	57,105
less: Accumulated depreciation	(19,310)	(5,925)
	$252,898	$51,180

Depreciation expense for the six month periods ended June 30, 2015 and 2014 was $13,385 and $1,395, respectively.

7.	INCOME TAX

The Company is subject to US Income taxes.

The Company’s subsidiary Fortune Delight Holdings Group Limited was incorporated in the British Virgin Islands.

The Company’s subsidiaries that were incorporated in the PRC and are governed by the Income Tax Law of the PRC and various local income tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises including foreign-invested enterprises.

Silver Channel was incorporated in Hong Kong and is subject to the Inland Revenue Ordinance of Hong Kong. Hong Kong adopted a uniform tax rate of 16.5% for all enterprises.

For the six months ended June 30, 2015, no income tax provision has been recorded for the period.

The Company did not recognize any deferred tax assets during the six months ended June 30, 2015 and 2014 and the Company has not yet determined when it would be able to make use of such potential assets.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	EARNING PER SHARE

	Six Months Ended June 30,
	2015	2014
Basic loss per share:
Numerator:
Net income used in computing basic earnings per share	$(4,938,811)	$(84,950)

Denominator:
Weighted average common shares outstanding	104,356,556	70,000,000
Basic loss per share:	$(0.05)	$(0.00)

Diluted earnings per share:
Numerator:
Net loss used in computing basic loss per share	$(4,938,811)	$(84,950)

Denominator:
Weighted average common shares outstanding	104,356,556	70,000,000
Basic loss per share:	$(0.05)	$(0.00)

9.	OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in stockholders’ equity as of June 30, 2015 was as follows:

	Balance as at
	June 30,	December 31,
	2015	2014
Accumulated other comprehensive income, beginning of period	$41,131	$(1,635)
Change in cumulative translation adjustment	(68,035)	42,766
Accumulated other comprehensive income, end of period	$(26,904)	$41,131

10.	RELATED PARTY TRANSACTION

Related party receivable consisted of the following:

	Balance as at
	June 30,	December 31,
Name and relationship	2015	2014
Wu Junrui, director of Fortune Delight Holdings Group Limited	49,340	-
Image Chain Group Limited, Inc. shareholders	412,781	-
	462,121	-

The amounts are unsecured, interest-free and due on demand.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party payable consisted of the following:

	Balance as at
	June 30,	December 31,
Name and relationship	2015	2014
Fortune Delight Holdings Groupd Limited, holding company	-	-
Wu Ping, director of Yunnan Image	392,970	-
Lin Qi Shui, chairman of Yunnan Image	-	326
Zhou Jun Nan, director of Yunnan Image	-	1,349
Wilkie Wu Yu Gu, president of Fortune Delight Holdings Limited	5,031	-
	398,001	1,675

The amounts are unsecured, interest-free and due on demand.

11.	RISKS CONCENTRATION

As of June 30, 2015, the Company had one supplier in procuring tea. Payment in form of advances were paid to the supplier as part of its procurement process. This is due in part to the Company’s development of its product portfolio specifically for Pu’er tea, which is grown and harvested in Yunnan Province, PRC. As the Company expands its product portfolio to incorporate other teas, it expects to source different teas from different suppliers in different geographic areas in the PRC.

Percentage of total sales for the period

	Percentage of total sales during the
Customer	Six Months Ended June 30,
	June 30,	June 30,
	2015	2014
A	39%	-
B	16%	-
C	8%	-
D	8%	-
E	5%	-
Total risks concentration	76%	-

12.	SEGMENT INFORMATION

For six months ended June 30, 2015 and 2014, all revenues of the Company represented the net sales of Pu’er tea products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	SHARE EXCHANGE AGREEMENT

On May 5, 2015, Have Gun Will Travel Entertainment, Inc. (“HGTW”), entered into a share exchange agreement (the “Exchange Agreement”) with Fortune Delight Holdings Group Ltd. (“FDHG”) and Wu Jun Rui, on behalf of himself and certain other individuals who are to receive shares of HGTW pursuant to the Exchange Agreement. On the terms and subject to the conditions set forth in the Exchange Agreement, on May 5, 2015, Wu Jun Rui, holding all 50,000 shares of FDHG common stock, sold, assigned, transferred and delivered, free and clear of all liens, pledges, encumbrances, charges, restrictions or known claims of any kind, nature, or description, all of the shares of FDHG held by him to HGTW; the objective of such transfer being the acquisition by the HGTW of all the issued and outstanding shares of FDHG common stock. In exchange for the transfer of such securities by Wu Jun Rui, HGTW is issuing, to the shareholders listed on Composite Exhibit A to the Exchange Agreement (the “Shareholders”), 59,620,000 shares of the Company’s common stock, par value $.001 per share and 5,000,000 shares of the Company’s preferred stock, par value $.001 per share, as set forth therein. Wu Jun Rui has surrendered his certificate representing all of the FDHG shares to the Company. The Shareholders will be receiving certificates evidencing their ownership of HGTW.

Prior to the date of the Exchange Agreement, HGWT’s interaction with Wu Jun Rui, the Shareholders and their affiliates was limited to the negotiation of the change of control event described in HGTW’s Form 8-K filed on the April 2, 2015.

On June 11, 2015, Amendments to the Articles of Incorporation of HGWT’s became effective whereby, HGWT changed its name to Image Chain Group Limited (“ICG”); ICG’s authorized capital was increased from 70,000,000 shares to 400,000,000 shares.

On June 25, 2015, the board of ICG approved the issuance of 62,975,000 shares of newly issued shares of restricted of ICG’s common stock, for selling and marketing purposes to expand the Company’s brand recognition. The Company expects to recognize these issuances as non-cash related expenses in its result of operations beginning in the three month period ended June 30, 2015.

On or around June 25, 2015, Image Chain Group Limited, Inc. (“ICG”) issued 262,025,000 of restricted common shares to a group led by Image Industrial Development Limited (“Investors”), whereby the Investors, pursuant to a subscription agreement, subscribed for a maximum offering amount of HKD $325,520,000. The allotment of the subscription will continue until the earlier of 1) June 30, 2015, or 2) ICG’s full receipt of the purchase consideration, unless extended, at the option of ICG, for up to two additional 30-day periods (the Termination Date”). ICG reserves the right to reject the subscription, in whole or in part, for any reason and at any time. ICG, from time to time, before ICG’s receipt of the entirety of the subscription proceeds, may exercise the right to repurchase the shares at nominal consideration from the Investor, in whole or in part, for those shares corresponding to subscription proceeds that have not yet been received by ICG; if ICG exercises its repurchase rights, the Investor is obligated to sell the shares back to ICG. No voting rights and dividends will be extended to shares for which the subscription proceeds have not yet been not received by ICG. As of the date of this report the ICG has received gross proceeds of HKD $22,400,000 and has extended the subscription period. The shares were sold pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q may contain "forward-looking statements," as that term is used in federal securities laws, about IMAGE CHAIN GROUP LIMITED, Inc.'s financial condition, results of operations and business. These statements include, among others:

●	statements concerning the potential benefits that IMAGE CHAIN GROUP LIMITED, Inc. (“ICGL”, “we”. “our”, “us”, the “Company”, “management”) may experience from its business activities and certain transactions it contemplates or has completed; and

●	statements of ICGL's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause ICGL's actual results to be materially different from any future results expressed or implied by ICGL in those statements. The most important facts that could prevent ICGL from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of ICGL's stock price;

(b)	potential fluctuation of quarterly results;

(c)	failure of ICGL to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(f)	decline in demand for ICGL's products and services;

(g)	rapid adverse changes in markets;

(h)	litigation with or legal claims and allegations by outside parties against ICGL, including but not limited to challenges to ICGL's intellectual property rights;

(i)	insufficient revenues to cover operating costs;

There is no assurance that ICGL will be profitable, ICGL may not be able to successfully develop, manage or market its products and services, ICGL may not be able to attract or retain qualified executives and personnel, ICGL may not be able to obtain customers for its products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in ICGL's businesses.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. ICGL cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that ICGL or persons acting on its behalf may issue. ICGL does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

Current Overview

ICGL is currently an “emerging growth company” under the JOBS Act. A company loses its “emerging growth company” status on (i) the last day of the fiscal year during which it had total annual gross revenues of $1,000,000,000 or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of its first sale of common equity securities pursuant to an effective registration statement under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which it is deemed to be a ‘large accelerated filer’, as defined in section 240.12b– 2 of title 17, Code of Federal Regulations, or any successor thereto. As an “emerging growth company,” ICGL is exempt from certain obligations of the Exchange Act including those found in Section 14A(a) and (b) related to shareholder approval of executive compensation and golden parachute compensation and Section 404(b) of the Sarbanes-Oxley Act of 2002 related to the requirement that management assess the effectiveness of the company’s internal control for financial reporting. Furthermore, Section 103 of the JOBS Act provides that as an “emerging growth company”, ICGL is not required to comply with the requirement to provide an auditor’s attestation of ICFR under Section 404(b) of the Sarbanes-Oxley Act for as long as ICGL qualifies as an “emerging growth company.” However, an “emerging growth company” is not exempt from the requirement to perform management’s assessment of internal control over financial reporting.

IMAGE CHAIN GROUP LIMITED, INC. (“ICGL”) was incorporated under the laws of the state of Nevada on December 18, 2013. On May 5, 2015, Image Chain Group Limited, Inc. (formerly Have Gun Will Travel Entertainment, Inc.) (“ICGL,” or the “Company”), entered into a share exchange agreement (the “Exchange Agreement”) with Fortune Delight Holdings Group Ltd. (“FDHG”) and Wu Jun Rui, on behalf of himself and certain other individuals who are to receive shares of ICGL pursuant to the Exchange Agreement. On the terms and subject to the conditions set forth in the Exchange Agreement, on May 5, 2015, Wu Jun Rui, holding all 50,000 shares of FDHG common stock, sold, assigned, transferred and delivered, free and clear of all liens, pledges, encumbrances, charges, restrictions or known claims of any kind, nature, or description, all of the shares of FDHG held by him to ICGL; the objective of such transfer being the acquisition by the ICGL of all the issued and outstanding shares of FDHG common stock. In exchange for the transfer of such securities by Wu Jun Rui, ICGL issued, to the shareholders listed on Composite Exhibit A to the Exchange Agreement (the “Shareholders”), 59,620,000 shares of the Company’s common stock, par value $.001 per share and 5,000,000 shares of the Company’s preferred stock, par value $.001 per share, as set forth therein. Wu Jun Rui has surrendered his certificate representing all of the FDHG shares to the Company. The Shareholders received certificates evidencing their ownership of ICGL.

On May 5, 2015, ICGL acquired all of the outstanding equity of FDHG. FDHD is the parent company of Silver Channel Industrial Ltd., a Hong Kong company. Heyuan Image Machinery Import and Export Co., Ltd., a WFOE Company, is the wholly-owned subsidiary of Silver Channel Industrial Ltd. Guangzhou Image Agricultural Technology Ltd., a Guangzhou company, is the wholly-owned subsidiary of Heyuan Image Machinery Import and Export Co., Ltd. Guangzhou Image Agricultural Technology Ltd. owns 100% of Yunnan Image Tea Industrial Ltd. (“YITIL”) Through the aforementioned companies, ICGL has altered its business plan so that it have developed his branded tea named Image Tea.  ICGL, through its subsidiaries, is appointed to operate a tea garden in Yunnan. The aforementioned companies (the “Companies”) were acquired from Wu Jun Rui upon execution of the Exchange Agreement. As payment for the Companies, ICGL issued 59,620,000 shares of its common stock and 5,000,000 shares of its preferred stock, as applicable, to the Shareholders, as directed by Wu Jun Rui. Prior to the date of the Exchange Agreement, there was no material relationship between Wu Jun Rui or the Shareholders and ICGL.

Business Acquired

The YITIL was incorporated in year 2006 and is a purveyor Puer tea in the PRC. YITIL has exclusive tea cultivation and procurement contracts with production facilities and an established brand and extensive sales network. In 2014, YITIL has developed a – Tea Manor Program (membership program) which provides bespoke tea packaging, tourism and a tea cultural center.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, prepaid expenses, payables and accrued expenses, Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. We consider the carrying values of our financial instruments in the consolidated financial statements to approximate fair value, due to their short-term nature.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets, usually three to seven years.

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. We do not believe that there has been any impairment to long-lived assets as of June 30, 2015 and 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Pronouncements

(See “Recent Accounting Pronouncements” in Note 2 of Notes to the Financial Statements.)

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Results of Operations

The Company recognized $222,893 in sales revenues for the six months ended June 30, 2015, as compared to $0 for the six months ended June 30, 2014. During the period, the Company began delivering products for orders previously placed in 2014 and new orders placed during the first six months of 2015. The material change in the amount of sales revenue is a result of the Company’s substantial commencement of operations in addition to the initial availability of finished products, namely pu-er tea, that was made available for delivery to customer against orders placed in 2014. The Company had previously received advances from customers for tea dating back to 2014.

For the six months ended June 30, 2015, the Company recognized cost of sales of $87,727 as compared $0 to the same period in 2014. The Company initially began delivering substantial amounts of tea products during the period; accordingly, the cost of sales increased significantly and materially from zero.

For the six months ended June 30, 2015, The Company recorded operating expenses totaling $5,083,114 which was comprised of selling, general and administrative expenses. The Company’s operating expenses included $4,681,819 of non-cash stock compensation expenses. For the six months ended June 30, 2014, our operating expenses were $84,860, which consisted of basic general and administrative expenses. Our increase in operating expenses are primarily due to the issuance of stock compensation for marketing and consulting services rendered by outside service providers.

The Company’s net loss was $4,938,811 for the six months ended June 30, 2015, as compared to a net loss of $84,950 during the six months ended June 30, 2014 was attributed to the commence of substantial business operations which included material stock compensation expense as noted above.

Liquidity and Capital Resources

The Company's cash position was $327,475 at June 30, 2015, as compared to $70,107 at December 31, 2014. The increase in cash was due to the issuance of new shares. As of June 30, 2015, the Company had current assets of $3,837,306 and current liabilities of $2,724,975, respectively, compared to $1,175,243 and $1,610,654 as of December 31, 2014. Net working capital of was $1,112,331 at June 30, 2015 as compared to net capital deficit of $810,084 at December 31, 2014. The Company’s net working capital increased primarily from an increase in its other receivables.

Net cash used in operating activities amounted to $1,908,654 for the six month period ended June 30, 2015, as compared to $62,195 for the six months ended June 30, 2014. Net cash used in operating activities as was primarily used in the increase in other receivables in the amount of $889,483, this amount was partially offset by an increase in customer advances of $731,093.

There was $201,718 of net cash used in investing activities for the six months ended June 30, 2015 and $33,712 of net cash used in investing activities in the six months ended June 30, 2014. Cash used in investing activities was for property plant and equipment.

$2,449,160 of net cash was provided by financing activities for the six months ended June 30, 2015 and $0 for the six months ended June 30, 2014. This increase was due to issuance of restricted shares by the Company to certain investors in a private placement.

On an on-going basis, we may take steps to identify and plan our needs for liquidity and capital resources, to fund our operations and day to day business operations. Our future capital expenditures will include, among others, expanding our product portfolio, large scale long term marketing campaigns, and making acquisitions as deemed appropriate.

Based on our current plans for the next 12 months, we anticipate that the sales of the Company’s tea products will be the primary organic source of funds for future operating activities in 2015. However, to fund continued expansion of our operation and extend our reach to broader markets, and to acquire additional entities, as we may deem appropriate, we may raise capital through public or private offerings. There is no assurance that we will find such funding on acceptable terms, if at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company is currently developing a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2015. Based upon that evaluation, the Company’s chief executive officer concluded that the Company’s disclosure controls and procedures were not effective; however, Management is taking steps to remediate the deficiency. As noted above the Company is currently developing a set of disclosure controls and procedures. Management is currently considering outside service providers to provide expertise in this matter.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Changes in Internal Controls over Financial Reporting

Changes in Internal Controls over Financial Reporting

We will begin to regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, migrating processes, and consulting with outside experts.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Controls

ICGL’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within ICGL have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

On June 25, 2015, the board of ICGL approved the issuance of 62,975,000 shares of newly issued shares of restricted of ICGL’s common stock, for selling and marketing purposes to expand the Company’s brand recognition. The Company expects to recognize these issuances as non-cash related expenses in its result of operations beginning in the six month period ended June 30, 2015.

On or around June 25, 2015, Image Chain Group Limited, Inc. (“ICGL”) issued 262,025,000 of restricted common shares to a group led by Image Industrial Development Limited (“Investors”), whereby the Investors, pursuant to a subscription agreement, subscribed for a maximum offering amount of HKD $325,520,000. The allotment of the subscription will continue until the earlier of 1) June 30, 2015, or 2) ICG’s full receipt of the purchase consideration, unless extended, at the option of ICG, for up to two additional 30-day periods (the Termination Date”). ICGL reserves the right to reject the subscription, in whole or in part, for any reason and at any time. ICGL, from time to time, before ICGL’s receipt of the entirety of the subscription proceeds, may exercise the right to repurchase the shares at nominal consideration from the Investor, in whole or in part, for those shares corresponding to subscription proceeds that have not yet been received by ICGL; if ICGL exercises its repurchase rights, the Investor is obligated to sell the shares back to ICGL. No voting rights and dividends will be extended to shares for which the subscription proceeds have not yet been not received by ICGL. As of the date of this report the ICGL has received gross proceeds of HKD $22,400,000 and has extended the subscription period. The shares were sold pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

.

There have been no defaults upon senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 6.	Exhibits

(a)	Exhibits

EXHIBIT NO.	DESCRIPTION

3.1*	Articles of Incorporation

3.2*	By-Laws

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Definition Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase

* Filed as an exhibit to the Form S-1 filed on February 5, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2015

	By:	\s\ Wu Yu Gu Wilkie
Wu Yu Gu Wilkie, Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wu Yu Gu Wilkie	Dated: August 19, 2015
Wu Yu Gu Wilkie, Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer