Form 10-Q
period 2015-09-30
Image Chain Group Limited, Inc.
filed 2015-11-16
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(852) 3188-2700

Registrant’s telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of November 13, 2015, the number of shares outstanding of the registrant’s class of common stock was 395,000,000.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

UNaudited Consolidated Financial statements

AS OF SEPTEMBER 30, 2015 AND December 31, 2014

(STATED IN U.S. DOLLARS)

3

IMAGE CHAIN GROUP LIMITED, INC.

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Image Chain Group Limited, Inc.

We have reviewed the accompanying interim consolidated balance sheets of Image Chain Group Limited, Inc. (the “Company”) as of September 30, 2015 and December 31, 2014, and the related statements of operations and comprehensive loss for the three and nine month periods ended September 30, 2015 and 2014, and the statements of cash flows for the nine month periods ended September 30, 2015 and 2014. These interim consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	WWC, P.C.
November 16, 2015	Certified Public Accountants

IMAGE CHAIN GROUP LIMITED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$136,150	$70,107
Accounts receivable, net	57,431	12,819
Advanced to suppliers	1,076,794	513,122
Inventories	1,250,558	36,075
Other deposits	48,920	1,242
Other receivables, net	1,655,669	167,205
Related party receivable	470,501	-
Total current assets	$4,696,023	$800,570

Non-current assets
Property, plant and equipment, net	245,492	51,180
Goodwill	323,493	323,493
TOTAL ASSETS	$5,265,008	$1,175,243

LIABILITIES AND STOCKHOLDERS’ EQUITY

COMMITMENTS AND CONTINGENCIES

Current liabilities
Accounts payable	835,044	486,950
Tax payable	3,203	331
Other payables	835,044	469,448
Accrued liabilities	386,681	1,006
Related party payable	425,531	1,675
Customer advance	1,767,060	651,244
TOTAL LIABILITIES	$4,309,127	$1,610,654

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding as of September 30, 2015 and December 31, 2014	5,000	-
Common stock, US$0.001 par value, 400,000,000 shares authorized, 395,000,000 and 70,000,000 shares issued; 146,975,000 and 70,000,000 shares outstanding as of September 30, 2015 and December 31, 2014	395,000	70,000
Additional paid in capital	57,920,948	(70,000)
Subscription receivable	(50,575,064)	-
Accumulated deficit	(6,826,361)	(476,542)
Accumulated other comprehensive income	36,358	41,131
TOTAL STOCKHOLDERS’ EQUITY	955,881	(435,411)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,265,008	$1,175,243

See Notes to Financial Statements and Accountants’ Report

IMAGE CHAIN GROUP LIMITED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE three and NINE MONTH PERIODs ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Sales, net	$37,490	$5,500	$260,383	$24,000
Cost of sales	44,173	-	131,900	-
Gross (loss) profit	(6,683)	5,500	128,483	24,000

Operating expenses:
General and administrative expenses	1,404,295	14,133	6,487,409	27,506
Total operating expenses	1,404,295	14,133	6,487,409	27,506

Loss from operations	(1,410,978)	(8,633)	(6,358,926)	(3,506)

Other income (expense):
Interest income	40	-	147	-
Other (expense) income, net	(70)	-	8,960	-
	(30)	-	9,107	-

Loss before income taxes	(1,411,008)	(8,633)	(6,349,819)	(3,506)

Provision for income tax	-	-	-	-

Net loss	$(1,411,008)	$(8,633)	$(6,349,819)	$(3,506)

Other Comprehensive income:
Foreign currency translation adjustment	22,131	-	(4,773)	$-

Comprehensive loss	$(1,388,877)	$(8,633)	$(6,354,592)	$(3,506)

Net loss per share
Basic	$(0.00)	$(0.00)	$(0.03)	$(0.00)
Diluted	(0.00)	(0.00)	(0.03)	(0.00)

Weighted average number of common shares outstanding
Basic	395,000,000	10,119,511	202,628,676	9,045,769
Diluted	395,000,000	10,119,511	202,628,676	9,045,769

IMAGE CHAIN GROUP LIMITED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODs ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(6,349,819)	$(3,506)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,655	128

Changes in operating assets and liabilities:
Accounts receivable	(44,612)	-
Advance to suppliers	(563,672)	-
Inventories	(1,214,483)	-
Other deposit	(47,678)	-
Other receivables	(1,488,464)	-
Related party receivable	(470,501)	-
Accounts payable	404,658	(3,945)
Tax payable	2,872	-
Other payable	365,596	-
Accrued liabilities	385,675	-
Related party payable	423,856	-
Customer advanced	1,115,816	-
Net cash used in operating activities	(7,459,101)	(7,323)

CASH FLOWS USED IN FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(215,967)	(4,346)
Net cash used in investing activities	(215,967)	(4,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	7,745,884	37,600
Net cash provided by financing activities	7,745,884	37,600

Effect of exchange rate changes on cash and cash equivalents	(4,773)	-

Net increase in cash and cash equivalents	66,043	25,931

Cash and cash equivalents, beginning balance	70,107	20,000
Cash and cash equivalents, ending balance	$136,150	$45,931

SUPPLEMENTAL DISCLOSURES:
Interest received	$147	$-
Interest paid	$-	$-
Income tax paid	$-	$-

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Business

Image Chain Group Limited, Inc. (formerly Have Gun Will Travel Entertainment, Inc.) (“ICGL” or the “Company”) was incorporated under the laws of Nevada on December 18, 2013. From inception through the date of the Share Exchange as defined below, the Company was an emerging forward-thinking full-service television pre-production company dedicated to the creation of original concepts and programming with a bold and innovative edge in the reality television space for sale, option and licensure to independent producers, cable television networks, syndication companies, and other entities. On June 11, 2015, the Company amended its Articles of Incorporation with the State of Nevada in order to change its name to Image Chain Group Limited, Inc. and to increase the authorized shares of common stock from 70,000,000 to 400,000,000 (the “Amendments”). The name change was undertaken in order to more closely align with the operations of the Company’s wholly-owned subsidiary, Fortune Delight Holdings Group Ltd (“FDHG”). The increase in authorized shares was undertaken to allow the Company to utilize the newly available shares to raise capital. The board of directors and the stockholders of the Company approved the Amendments on May 8, 2015.

FDHG, through its wholly-owned operating subsidiaries, is in the business of promoting and distributing its own branded teas that are grown, harvested, cured, and packaged in the People’s Republic of China (“PRC”). The Company’s headquarters is located in Guangzhou, Guangdong Province, PRC. Currently, the Company’s products are sold in the PRC for domestic consumption.

Share Exchange

On May 5, 2015, ICGL entered into a share exchange agreement (the “Exchange Agreement”) with FDHG and Wu Jun Rui, on behalf of himself and certain other individuals who were to receive shares of ICGL pursuant to the Exchange Agreement (the “Shareholders”). On the terms and subject to the conditions set forth in the Exchange Agreement, on May 5, 2015, Wu Jun Rui transferred all 50,000 shares of FDHG common stock, consisting of all of the issued and outstanding shares of FDHG, to ICGL in exchange for the issuance to the shareholders of 59,620,000 shares of the Company’s common stock, par value $.001 per share and 5,000,000 shares of the Company’s preferred stock, par value $.001 per share.

As a result of the closing of the Exchange Agreement, FDHG became the Company’s wholly owned subsidiary. FDHG is an investment holding company incorporated and domiciled in the British Virgin Islands. From inception through March 24, 2015, the Company did not engage in any active business operations other than in search and evaluation of potential business opportunity to become an acquiree of a reverse-merger deal.

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Directly and Indirectly Held Wholly-Owned Subsidiaries

On March 24, 2015, FDHG signed equity transfer agreement with Wu Ping, sole shareholder of Silver Channel Industrial Limited (“Silver Channel”). FDHG paid HKD 2 to Wu Ping for 100% equity of Silver Channel based on the net assets value as of December 31, 2014. Silver Channel is a limited company incorporated, registered, and domiciled in Hong Kong. Silver Channel was incorporated on May 4, 2007. Silver Channel since its incorporation has not engaged in operations. Silver Channel has registered and paid up capital of HKD 2.

Organization History of Silver Channel Industrial Limited and its subsidiaries

On January 28, 2011, Silver Channel incorporated Heiyuan Image Equipment Import Export Co., Ltd. (“Heiyuan Image”) as a wholly foreign owned enterprise (“WFOE”) registered in Heiyuan City, Guangdong Province, PRC. Heiyuan Image was dormant for the nine months ended September 30, 2015 and for the year ended December 31, 2014. Heiyuan Image is wholly owned by Silver Channel. Heiyuan Image has a registered capital of HKD 4,000,000 of which HKD 3,380,000 has been paid up.

On August 18, 2014, the Company, through its subsidiary Heiyuan Image, acquired 100% equity of Guangzhou Image Agricultural Technology Co., Ltd. (“Guangzhou Image”). Guangzhou Image is a limited liability company registered in Guangzhou City, Guangdong Province, PRC. Guangzhou Image has not yet engaged in operating activities since its incorporation. Guangzhou Image is wholly owned by Heiyuan Image. Guangzhou Image has a registered capital of RMB 10 million of which is still outstanding.

On February 16, 2015, Guangzhou Image entered into an equity transfer agreement with all the shareholders of Yunnan Image Tea Industry Co., Ltd. (“Yunnan Image”). Guangzhou Image paid RMB 3,000,000 to all the shareholders of Yunnan Image for 100% equity interest in Yunnan Image. Yunnan Image is a limited liability company registered in Xishuangbanna, Yunnan Province PRC. Yunnan Image was incorporated on August 23, 2013. Yunnan Image is the primary operating entity to carry out the Company’s core business activities of selling and marketing its own branded teas. Yunnan Image is wholly-owned by Guangzhou Image. Yunnan Image has a registered capital of RMB 3 million. The capital has been paid up in its entirety.

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

(b)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

(c)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries for which the Company is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2015, the detailed identities of the consolidating subsidiaries are as follows:

Name of company	Place of incorporation	Attributable equity interest %	Registered capital
Fortune Delight Holdings Group Limited	BVI	100%	50,000
Silver Channel Industrial Limited	Hong Kong	100%	$-
Heiyuan Image Equipment Import Export Co., Ltd.	PRC	100%	515,849
Guangzhou Image Agricultural Technology Co., Ltd.	PRC	100%	1,636,902
Yunnan Image Tea Industry Co., Ltd.	PRC	100%	491,071

(d)	Economic and Political Risks

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

(e)	Use of Estimates

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

(f)	Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of September 30, 2015, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC. These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

(g)	Accounts Receivable

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

As of September 30, 2015, no provision for allowance for doubtful accounts was provided.

(h)	Other receivables

Other receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when recovery of the full amount is doubtful.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i)	Inventories

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

(i)	Property, plant and equipment

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

(k)	Accounting for Impairment of Long-Lived Assets

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

(l)	Revenue Recognition

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

Revenue reported is net of value added tax.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(m)	Cost of Sales

The Company’s cost of sales is comprised of the inbound acquisition cost of packaged finished goods for resale, inbound shipping, value added tax and business taxes recognized upon sales of goods.

(n)	Selling Expenses

Selling expenses are comprised of salaries for the sales force, client entertainment, commissions, advertising, and travel and lodging expenses.

(o)	General & Administrative Expenses

General and administrative expenses include executive compensation, general overhead such as the finance department and administrative staff, depreciation, office rental and utilities.

(p)	Foreign Currency Translation

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

Exchange Rates	9/30/2015	12/31/2014	9/30/2014
Period end RMB : US$ exchange rate	6.3468	6.1385	6.1517
Average period RMB : US$ exchange rate	6.1614	6.1432	6.1459

Period end HKD : US$ exchange rate	7.7499	7.7574	7.7540
Average period HKD : US$ exchange rate	7.7527	7.7544	7.7649

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation. The HKD is freely convertible into other foreign currencies.

(q)	Income Taxes

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(r)	Statutory Reserve

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

(s)	Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The Company’s financial instruments include cash and equivalents, accounts receivable, and accounts payable. Cash and cash equivalents consist deposits financial institutions with original maturities of three months or less. Management estimates the carrying amounts of the non-related party financial instruments approximate their fair values due to their short-term nature.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is table of the Company’s financial instruments:

As of September 30, 2015:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$136,150	$-	$-	$136,150

As of December 31, 2014:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$70,107	$-	$-	$70,107

(t)	Other Comprehensive Income

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income.

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except for changes in paid-in capital and distributions to stockholders due to investments by stockholders.

(u)	Business combination

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

(v)	Recent Accounting Pronouncements

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2014, FASB issued Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. All other types of entities are required to implement the new requirements in fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2014-16 to have material impact on the Company’s financial statement.

In January 2015, The FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20)”.This Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification:

1.	Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates.

2.	Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates.

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.

In September 2015, the FASB issued ASU 2015-16, the guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The Company is currently evaluating the impact the pronouncement will have on the Company’s consolidated financial statements.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(w)	Contingencies

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired in a business combination. In accordance with FASB ASC Topic 350, “Goodwill and Other Intangible Assets”, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

On February 16, 2015, the Company, through Guangzhou Image, entered into an equity transfer agreement to acquire 100% of Yunnan Image. As of December 31, 2014, the net assets of Yunnan Image were USD 166,022. The purchase consideration was USD 489,515 (equivalent to RMB 3,000,000), which resulted in goodwill of USD 323,493.

	September 30, 2015	December 31, 2014

Yunnan Image	$323,493	$323,493
Less: Impairment loss	-	-
Total goodwill	$323,493	$323,493

The Company reviews the carrying value of the goodwill for impairment regularly.

4.	OTHER RECEIVABLES

	September 30, 2015	December 31, 2014

Other receivables	$2,098,492	$625,055
Less: Allowance for doubtful accounts	(442,823)	(457,850)
Other receivables, net	$1,655,669	$167,205

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INVENTORIES

	September 30, 2015	December 31, 2014

Raw materials	$561,765	$-
Packing materials	14,047	36,075
Finished goods	674,746	-
	$1,250,558	$36,075

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2015	December 31, 2014

Building	$19,983	$20,684
Motor vehicle	230,829	32,416
Plant and equipment	$22,244	$4,005
	273,056	57,105
Less: Accumulated depreciation	(27,564)	(5,925)
	$245,492	$51,180

Depreciation expense for the nine month periods ended September 30, 2015 and 2014 was $21,655 and $128, respectively.

7.	INCOME TAX

The Company is subject to US Income taxes.

The Company’s subsidiary Fortune Delight Holdings Group Limited was incorporated in the British Virgin Islands. The British Virgin Islands is an income tax free jurisdiction.

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

For the nine months ended September 30, 2015, no income tax provision has been recorded for the period.

The Company did not recognize any deferred tax assets during the nine months ended September 30, 2015 and 2014 and the Company has not yet determined when it would be able to make use of such potential assets.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(1,411,008)	$(8,633)	$(6,349,819)	$(3,506)

Denominator:
Weighted average common shares outstanding	395,000,000	10,119,511	202,628,676	9,045,769
Basic loss per share	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Diluted earnings per share:
Numerator:
Net (loss) income used in computing diluted earnings per share	$(1,411,008)	$(8,633)	$(6,349,819)	$(3,506)

Denominator:
Weighted average common shares outstanding	395,000,000	10,119,511	202,628,676	9,045,769
Diluted loss per share	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

9.	OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in stockholders’ equity as of September 30, 2015 was as follows:

	September 30, 2015	September 30, 2014

Accumulated other comprehensive income, beginning of period	$41,131	$(3,506)
Change in cumulative translation adjustment	(4,773)	-
Accumulated other comprehensive income, end of period	$36,358	$(3,506)

10.	RELATED PARTY TRANSACTION

Related party receivable consisted of the following:

	September 30, 2015	December 31, 2014

Image Industrial Development Limited, same management personnel	$8,392	$-
Wu Junrui, former director	49,328	-
Image Chain Group Limited, Inc. shareholders	412,781	-
	$470,501	$-

The amounts are unsecured, interest-free and due on demand.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party payable consisted of the following:

	September 30, 2015	December 31, 2014

Wu Ping, director of Yunnan Image	216,572	-
Zhou Jun Nan, director of Yunnan Image	-	1,349
Lin Qi Shui, chairman of Yunnan Image	208,959	326
	$425,531	$1,675

The amounts are unsecured, interest-free and due on demand.

11.	RISKS CONCENTRATION

For the period ended September 30, 2015, a majority of the Company’s revenue was generated from one customer, which accounted for 11% of total sales.

For the period ended September 30, 2015, the Company had one major supplier in procuring tea. Payment in form of advances were paid to the supplier as part of its procurement process. This is due in part to the Company’s development of its product portfolio specifically for Pu’er tea, which is grown and harvested in Yunnan Province, PRC. As the Company expands its product portfolio to incorporate other teas, it expects to source different teas from different suppliers in different geographic areas in the PRC.

12.	SEGMENT INFORMATION

For nine months ended September 30, 2015 and 2014, all revenues of the Company represented the net sales of Pu’er tea products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) may contain “forward-looking statements,” as that term is used in federal securities laws, about Image Chain Group Limited, Inc.’s financial condition, results of operations and business. These statements include, among others:

●	statements concerning the potential benefits that Image Chain Group Limited, Inc. (“ICGL,” “we,” “our,” “us,” the “Company,” “management”) may experience from its business activities and certain transactions it contemplates or has completed; and

●	statements of ICGL’s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause ICGL’s actual results to be materially different from any future results expressed or implied by ICGL in those statements. The most important facts that could prevent ICGL from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of ICGL’s stock price;
(b)	potential fluctuation of quarterly results;
(c)	failure of ICGL to earn revenues or profits;
(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;
(e)	decline in demand for ICGL’s products and services;
(f)	rapid adverse changes in markets;
(g)	litigation with or legal claims and allegations by outside parties against ICGL, including but not limited to challenges to ICGL’s intellectual property rights;
(h)	insufficient revenues to cover operating costs;

There is no assurance that ICGL will be profitable, ICGL may not be able to successfully develop, manage or market its products and services, ICGL may not be able to attract or retain qualified executives and personnel, ICGL may not be able to obtain customers for its products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in ICGL’s businesses.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. ICGL cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that ICGL or persons acting on its behalf may issue. ICGL does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

Overview

Image Chain Group Limited, Inc. (formerly Have Gun Will Travel Entertainment, Inc.) (“ICGL” or the “Company”) was incorporated under the laws of Nevada on December 18, 2013. From inception through the date of the Exchange Agreement as defined below, the Company was an emerging forward-thinking full-service television pre-production company dedicated to the creation of original concepts and programming with a bold and innovative edge in the reality television space for sale, option and licensure to independent producers, cable television networks, syndication companies, and other entities.

On May 5, 2015, ICGL entered into a share exchange agreement (the “Exchange Agreement”) with Fortune Delight Holdings Group Ltd., a British Virgin Islands corporation (“FDHG”) and Wu Jun Rui, on behalf of himself and certain other individuals who are to receive shares of ICGL (“Shareholders”) pursuant to the Exchange Agreement. On the terms and subject to the conditions set forth in the Exchange Agreement, on May 5, 2015, Wu Jun Rui transferred all 50,000 shares of FDHG common stock, consisting of all of the issued and outstanding shares of FDHG to ICGL. In exchange for the transfer of such securities by Wu Jun Rui, ICGL issued, to the Shareholders, 59,620,000 shares of the Company’s common stock, par value $.001 per share and 5,000,000 shares of the Company’s preferred stock, par value $.001 per share.

As a result of the closing of the Share Exchange Agreement, FDHG became the Company’s wholly owned subsidiary. FDHG is the parent company of Silver Channel Industrial Ltd., a Hong Kong company, which, in turn, holds 100% equity interest of Heyuan Image Machinery Import and Export Co., Ltd., a PRC corporation (“Heyuan Image”). Heyuan Image, through Guangzhou Image Agricultural Technology Ltd., a PRC corporation, owns 100% of Yunnan Image Tea Industrial Ltd. (“YITIL”). ICGL, through its wholly-owned operating subsidiaries, is in the business of promoting and distributing its owned branded teas that are grown, harvested, cured, and packaged in the People’s Republic of China (“PRC”).

The Company’s headquarters is located in Guangzhou, Guangdong Province, PRC. Currently, the Company’s products are sold in the PRC for domestic consumption.

On June 11, 2015, the Company changed its name to Image Chain Group Limited, Inc. in order to more closely align with its current business.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The Company recognized $37,490 in sales revenues for the three months ended September 30, 2015, as compared to $5,500 for the three months ended September 30, 2014. The material change in the amount of sales revenue is a result of the Company’s commencement of the operation in the business of promoting and distributing its own brand teas in 2015.

For the three months ended September 30, 2015, the Company recognized cost of sales of $44,173 as compared to $0 for the same period in 2014. The Company initially began delivering the tea products during the period; accordingly, the cost of sales increased significantly.

Gross loss was $6,683 for the three months ended September 30, 2015 as compared to gross profit of $5,500 for the same period in 2014.

For the three months ended September 30, 2015, the Company recorded operating expenses totaling $1,404,295 which was comprised of selling, general and administrative expenses. The Company’s operating expenses was mainly attributable to the salary and wages. For the three months ended September 30, 2014, our operating expenses were $14,133, which consisted of basic general and administrative expenses. Our increase in operating expenses is primarily due to the Company’s commencement of the operation in 2015.

As a result of the factors discussed above, the Company’s net loss was $1,411,008 for the three months ended September 30, 2015, as compared to a net loss of $8,633 during the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The Company recognized $260,383 in sales revenues for the nine months ended September 30, 2015, as compared to $24,000 for the nine months ended September 30, 2014. The Company began delivering products for orders previously placed in 2014 and new orders placed during the first six months of 2015. The material change in the amount of sales revenue is a result of the Company’s commencement of operations in addition to the initial availability of finished products, namely pu-er tea, that was made available for delivery to customer against orders placed in 2014. The Company had previously received advances from customers for tea dating back to 2014.

For the nine months ended September 30, 2015, the Company recognized cost of sales of $131,900 as compared $0 to the same period in 2014. The Company initially began delivering substantial amounts of tea products during the period; accordingly, the cost of sales increased significantly and materially from zero.

For the nine months ended September 30, 2015, the Company recorded operating expenses totaling $6,487,409 which was comprised of selling, general and administrative expenses. The Company’s operating expenses included $4,681,819 of non-cash stock compensation expenses. For the nine months ended September 30, 2014, our operating expenses were $27,506, which consisted of basic general and administrative expenses. The increase in operating expenses is primarily due to the issuance of stock compensation for marketing and consulting services rendered by outside service providers.

Gross profit was $128,483 for the three months ended September 30, 2015 as compared to gross profit of $24,000 for the same period in 2014.

As a result of the factors discussed above, the Company’s net loss was $6,349,819 for the nine months ended September 30, 2015, as compared to a net loss of $3,506 during the nine months ended September 30, 2014.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $136,150 at September 30, 2015, as compared to $70,107 at December 31, 2014. The increase in cash was due to the issuance of new shares. As of September 30, 2015, the Company had current assets of $4,696,023 and current liabilities of $4,309,127, respectively, compared to $800,570 and $1,610,654 as of December 31, 2014. Net working capital of was $386,896 at September 30, 2015 as compared to net capital deficit of $810,084 at December 31, 2014. The Company’s net working capital increased primarily from an increase in advanced to suppliers, inventories and other receivables and partly offset by an increase in customer advance.

Net cash used in operating activities amounted to $7,459,101 for the nine months ended September 30, 2015, as compared to $7,323 for the nine months ended September 30, 2014. The substantial change in cash used in operating activities was primarily due to the commencement of our operations in the business of promoting and distributing its own brand teas in 2015.

There was net cash of $215,967 used in investing activities for the nine months ended September 30, 2015 and $4,346 of net cash used in investing activities in the nine months ended September 30, 2014. Cash used in investing activities was for purchase of property plant and equipment.

There was net cash of $7,745,884 provided by financing activities for the nine months ended September 30, 2015 and $37,600 for the nine months ended September 30, 2014. This increase was due to the sale and issuance of restricted shares by the Company to certain investors in a private placement in 2015.

On an on-going basis, we may take steps to identify and plan our needs for liquidity and capital resources, to fund our operations and day to day business operations. Our future capital expenditures will include, among others, expanding our product portfolio, large scale long term marketing campaigns, and making acquisitions as deemed appropriate.

Based on our current plans for the next 12 months, we anticipate that the sales of the Company’s tea products will be the primary organic source of funds for future operating activities in 2015. However, to fund continued expansion of our operation and extend our reach to broader markets, and to acquire additional entities, as we may deem appropriate, we may raise capital through public or private offerings. There is no assurance that we will be able to obtain such funding on acceptable terms, if at all.

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

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. We do not believe that there has been any impairment to long-lived assets as of September 30, 2015 and 2014.

Recent Accounting Pronouncements

(See “Recent Accounting Pronouncements” in Note 2 of Notes to the Financial Statements.)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company is currently developing a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2015. Based upon that evaluation, the Company’s chief executive officer concluded that the Company’s disclosure controls and procedures were ineffective; however, the Company is taking steps to remediate the deficiency. As noted above the Company is currently developing a set of disclosure controls and procedures and considering engaging outside service providers to provide expertise on this matter.

Changes in Internal Control over Financial Reporting

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material or legal proceeding and, to our knowledge, none is contemplated or threatened.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

.

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2015

	By:	/s/ Wenchang Gu
Wenchang Gu Chief Executive Officer, Chief Financial Officer, President, and Chairman (Principal Executive Officer, Principal Accounting and Financial Officer)

