Form 10-K
period 2015-12-31
Image Chain Group Limited, Inc.
filed 2016-04-14
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 000-55326

IMAGE CHAIN GROUP LIMITED, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4333787
(State or other jurisdiction of incorporation or organization)	IRS Employer (Identification No.)

Unit 07, 15F Convention Plaza Office Tower 1 Harbour Rd.,
Wanchai, Hong Kong, China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (852) 3188-2700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

Common Stock, $.001 par value

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $27 million based on the closing price on June 30, 2015.

The number of shares of common stock, par value $0.001 (the “Common Stock”), outstanding as of April 6, 2016 is 395,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business.

COMPANY HISTORY AND RECENT DEVELOPMENT

Image Chain Group Limited, Inc. (formerly Have Gun Will Travel Entertainment, Inc.) (“ICGL”, “we”, “us” or the “Company”) was incorporated under the laws of Nevada on December 18, 2013. From inception through the date of the Share Exchange as defined below, we were an emerging forward-thinking full-service television pre-production company dedicated to the creation of original concepts and programming with a bold and innovative edge in the reality television space for sale, option and licensure to independent producers, cable television networks, syndication companies, and other entities. On June 11, 2015, the Company amended its Articles of Incorporation with the State of Nevada in order to change its name to Image Chain Group Limited, Inc. and to increase the authorized shares of common stock from 70,000,000 to 400,000,000 (the “Amendments”). The name change was undertaken in order to more closely align with the operations of the Company’s wholly-owned subsidiary, Fortune Delight Holdings Group Ltd (“FDHG”). The increase in authorized shares was undertaken to allow the Company to utilize the newly available shares to raise capital. The board of directors and the stockholders of the Company approved the Amendments on May 8, 2015.

On May 5, 2015, ICGL entered into a share exchange agreement (the “Exchange Agreement”) with FDHG and Wu Jun Rui, on behalf of himself and certain other individuals who are to receive shares of ICGL pursuant to the Exchange Agreement (the “Shareholders”). On the terms and subject to the conditions set forth in the Exchange Agreement, on May 5, 2015, Wu Jun Rui transferred all 50,000 shares of FDHG common stock, consisting of all of the issued and outstanding shares of FDHG, to ICGL in exchange for the issuance to the shareholders of 59,620,000 shares of the Company’s common stock, par value $.001 per share and 5,000,000 shares of the Company’s preferred stock, par value $.001 per share.

As a result of the closing of the Exchange Agreement, FDHG became the Company’s wholly owned subsidiary. FDHD is the parent company of Silver Channel Industrial Ltd., a Hong Kong company. Heyuan Image Machinery Import and Export Co., Ltd., a P.R.C. company, is the wholly-owned subsidiary of Silver Channel Industrial Ltd. Guangzhou Image Agricultural Technology Ltd., a Guangzhou company, is the wholly-owned subsidiary of Heyuan Image Machinery Import and Export Co., Ltd. Guangzhou Image Agricultural Technology Ltd. owns 100% of the capital stock of Yunnan Image Tea Industrial Ltd. (“Yunnan Image”) Through the aforementioned companies, ICGL has altered its business plan so that it have developed his branded tea named Image Tea. ICGL, through its subsidiaries, is appointed to operate a tea garden in Yunnan. Upon consummation of the transaction contemplated in the Exchange Agreement, ICGL issued 59,620,000 shares of its common stock and 5,000,000 shares of its preferred stock, as applicable, to the Shareholders, as directed by Wu Jun Rui.

CORPORATE STRUCTURE

The Company, through its wholly owned operating subsidiaries is in the business of promoting and distributing its owned branded teas that are grown, harvested, cured, and package in the People’s Republic of China (“PRC”). The Company’s headquarters is Guangzhou, Guangdong Province, PRC. Currently, the Company products are sold in the PRC for domestic consumption.

Fortune Delight Holdings Group Ltd is an investment holding company incorporated on January 8, 2015 and is domiciled in the British Virgin Islands.

Silver Channel Industrial Limited (“Silver Channel”), a limited company incorporated, registered, and domiciled in Hong Kong is a wholly owned trading company. The Company was incorporated on May 4, 2007. The Company acquired Silver Channel on March 24, 2015. Silver Channel since its incorporation has not engaged in in operations. Silver Channel has HKD 2 registered and paid up capital.

Heiyuan Image Equipment Import Export Co., Ltd (“Heiyuan Image”) is a wholly foreign owned enterprise (“WFOE”) limited company registered in Heiyuan City, Guangdong Province, PRC. Heiyuan Image was incorporated on January 28, 2011. The Company was dormant during the years ended December 31, 2014 and 2013. Heiyuan Image is wholly owned by Silver Channel.

Guangzhou Image Agricultural Technology Co., Ltd (“Guangzhou Image”) is a limited company registered in Guangzhou City, Guangdong Province, PRC. Guangzhou Image was incorporated on August 18, 2014. Guangzhou Image has not yet engaged in operating activities since its incorporation. Guangzhou Image is wholly owned by Heiyuan Image. Guangzhou Image has registered capital of RMB 10.0 million of which 0 has been paid up.

Yunnan Image Tea Industry Co., Ltd (“Yunnan Image” or “Yunnan Image”) is a limited company registered in Xishuangbana, Yunnan Province, PRC on August 23, 2013. Yunnan Image is the primary operating entity to carry out the Company’s core business activities of selling and marketing its own branded teas. Yunnan Image is a wholly owned by Guangzhou Image. .

OUR PRODUCTS, SERVICES AND CUSTOMERS

The Company primarily carries out its core business activities of selling and marketing its own branded teas through the operation of Yunnan Image, which is a dedicated Puer tea trader in the PRC. With the contracted tea cultivation bases, production facilities, established brand and extensive sales network, Yunnan Image has developed an integrated business model in year 2014 – Tea Manor Program (membership program) which provides the bespoke tea packaging, tourism and tea cultural center.

Products

Yunnan Image currently provides eight sub-varieties of refined Puer teas and private label member tea as well as loose packed teas. Yunnan Image has a team of certified tea tasters, who use organoleptic means to judge and appraise the characteristics and qualities of its raw teas and grade them according to their external appearance and innate quality (such as aroma, taste, tea colour and appearance of tea remainings). Furthermore, the tea tasters choose the top-grade Puer raw teas and blend them in various proportions to make premium refined Puer tea with the signature characteristics of Yunnan Image’s brand.

Production and Delivery

Yunnan Image, through Fuhai Tea Factory, under the sole agent agreement, entered into the Contracting Agreements with the relevant village committees, pursuant to which, the Yunnan Image agreed to purchase from the relevant village committees the use rights of the tea trees and plantations at a fixed rate and the land use rights at an annual fee for the entire contracting period in respect of the 5000 mu Ecological Forest Lands.

Yunnan Image’s sole contracted cultivation base is located in Xi Shuang Ban Na, Yunan Province, PRC. With its terroir including a cool climate, adequate rainfall, high frequency of cloud and mist, fertile soil, suitable acidity of soil, moderate sunshine and long day-time, all of which help the accumulation of the products of photosynthesis, Yunan is a well-known location for growing quality Puer and is the source of origin of Puer. Yunnan Image’s directors consider that the strategic selection of the cultivation bases has a significant bearing on the level of productivity and the quality of tea leaves.

Yunnan Image takes pride in the ability to efficiently distribute the finished tea leaves to the wholesalers, retail shops and members. Yunnan Image is able to distribute the products to the retail shops and members within 5 to 11 days upon receipt of orders.

Distribution

For the sale of raw teas, the Yunnan Image has 200 wholesalers approximately. Yunnan Image has entered into framework agreements with all of them for the sale of its raw teas. The Yunnan Image also sells its private label teas and refined teas to the members through the Tea Manor Program throughout the year.

COMPETITIVE STRENGTHS

We believe that the Yunnan Image’s historical success and future prospects are underpinned by a combination of competitive strengths including:

Strategically located cultivation bases

The Yunnan Image’s contracted tea cultivation bases comprise the 5000 mu Ecological Forest Lands, which are all strategically located in Xi Shuang Ban Na, Yunan Province, PRC. The we believe that since tea leaves is the most important raw materials of Yunnan Image, the cultivation bases enable the Yunnan Image to exercise better control over quality from the initial stage of plantation and this competitive advantage distinguishes the Yunnan Image from its competitors which do not have their sole contracted cultivation bases for tea plants. We also consider that the strategic location of the cultivation bases in Xi Shuang Ban Na, Yunan, a well-known location for growing high quality of Puer and the source of origin of Puer, has a significant bearing on the Yunnan Image’s level of productivity and the quality of its tea leaves, which distinguishes the Yunnan Image from its competitors.

Proven integrated Tea Manor Program

The Yunnan Image implemented an integrated business model in which the Yunnan Image provides Tea Culture Education as well as Tea Tasting Sharing to the member in order to distinguish the quality of tea from other competitors.

The Program also provide direct sales and marketing channel.

Sales, Marketing and Distribution Strategy

Yunnan Image adopts a two-prong strategy in the sales of its tea products to focus not only on the production and sales of raw teas, but also on the development of its branded tea business by implementing tea manor program to promote its Image Tea brand.

Yunnan Image sells a majority of its raw teas on a wholesale basis, and sells on a retail basis its refined Banzhang Puer under its Image Tea brand. Some of the Yunnan Image’s refined teas are also sold with a private label to our members.

MARKET CONDITIONS

According to IBISWorld’s Tea Production market research report on the “Tea Production in China” published in June 2015, the tea production industry has rapidly increased its share of China’s beverage market over the past decade, from 7.0% of total domestic beverage volume in 2000 to 26.0% in 2013. Over the past five years, industry revenue has been increasing at an annualized rate of 13.3% to an expected $19.5 billion in 2015. There are about 256 enterprises operating in the industry, with 67,961 workers.

According to EuroMonitor International’s analysis published in February 2016, tea is expected to post steady volume and value growth over 2015-2020, supported by stable demand in a traditional tea-drinking country.

COMPETITION

The Chinese tea market in which the Company operates could be considered as highly competitive and fragmented, and the competition is expected to continually increase. Many of the Company’s competitors sell products that are similar to the Company’s products, and the Company’s ability to compete against them is significantly dependent on its ability to distinguish its products from those of its competitors and demonstrate product quality.

GOVERNMENT AND INDUSTRY REGULATION

Our products are subject to central government regulation as well as provincial government regulation the provinces our products are sold to. Business and product licenses must be obtained through application to the central, provincial and local governments. We have obtained our business licenses to operate domestically under the laws and regulations of the PRC. We obtained business licenses to conduct businesses, including an operating license to sell packaged foods such as Puer tea and other tea products. Business, company and product registrations are certified on a regular basis and we must comply with the laws and regulations of the PRC, provincial and local governments and industry agencies.

In accordance with PRC laws and regulations, we are required to comply with applicable hygiene and food safety standards in relation to our production processes. Failure to pass these inspections, or the loss of or failure to renew our licenses and permits, could require us to temporarily or permanently suspend some or all of our production activities, which could disrupt our operations and adversely affect our business.

EMPLOYEES

As of the date of this report, we have 42 employees. We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the risk factors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Our corporate headquarters are located at Unit 07, 15F Convention Plaza Office Tower 1 Harbour Rd., Wanchai, Hong Kong, China, where we lease approximately 1900 square feet of office space under a lease that will expire on May 15, 2016. Our monthly lease payment for this office space is approximately $14,500.00.

Our servers are primarily maintained in China. We believe the leased premise is sufficient to meet the immediate needs of our business..

Item 3. Legal Proceedings.

As of the date of this annual report, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge no such proceedings have been threatened against the Company.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets (“OTCQB”) under the symbol “ICGL”.

The table below sets forth the high and low closing prices of the Company’s Common Stock during the periods indicated s reported by the NASDAQ Markets. The Company’s Common Stock was initially quoted on the OTCQB on January 3, 2015.

	Bid Price
	HIGH		LOW
First Quarter ended March 31, 2016
Period ended April 12, 2016		$9.90		$8.00
FISCAL YEAR 2015:		9.50		$7.75
Fourth Quarter ended December 31, 2015		$9.00		$6.99
Third Quarter ended September 30, 2015		$8.00		$5.00
Second Quarter ended June 30, 2015		$6.25		$0.55
First Quarter ended March 31, 2015		$6.25		$0.01
FISCAL YEAR 2014:
Fourth Quarter ended December 31, 2014	$	n/a	$	n/a
Third Quarter ended September 30, 2014	$	n/a	$	n/a
Second Quarter ended June 30, 2014	$	n/a	$	n/a
First Quarter ended March 31, 2014	$	n/a	$	n/a

Holders

As of the date of this report there were approximately 223 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during its fiscal year ended December 31, 2015 or 2014.

To the extent ICGL has any earnings, it will likely retain earnings to expand corporate operations and not use such earnings to pay dividends.

Transfer Agent and Registrar

The transfer agent and registrar for ICGL’s common stock is Manhattan Transfer Registrar Co., 531 Cardens Court, Erie CO 80516, telephone 631-928-7655.

Repurchases of Our Securities

None.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

ICGL is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements

This Annual Report on Form 10-K (“Annual Report”) may contain “forward-looking statements,” as that term is used in federal securities laws, about Image Chain Group Limited, Inc.’s financial condition, results of operations and business. These statements include, among others:

●	statements concerning the potential benefits that Image Chain Group Limited, Inc. (“ICGL,” “we,” “our,” “us,” the “Company,” “management”) may experience from its business activities and certain transactions it contemplates or has completed; and

●	statements of ICGL’s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Annual Report. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Annual Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause ICGL’s actual results to be materially different from any future results expressed or implied by ICGL in those statements. The most important facts that could prevent ICGL from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of ICGL’s stock price;

(b)	potential fluctuation of quarterly results;

(c)	failure of ICGL to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	decline in demand for ICGL’s products and services;

(f)	rapid adverse changes in markets;

(g)	litigation with or legal claims and allegations by outside parties against ICGL, including but not limited to challenges to ICGL’s intellectual property rights;

(h)	insufficient revenues to cover operating costs;

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

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. ICGL cautions you not to place undue reliance on the statements, which speak only as of the date of this Annual Report. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that ICGL or persons acting on its behalf may issue. ICGL does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Annual Report, or to reflect the occurrence of unanticipated events.

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

As a result of the closing of the Share Exchange Agreement, FDHG became the Company’s wholly owned subsidiary. FDHG is the parent company of Silver Channel Industrial Ltd., a Hong Kong company, which, in turn, holds 100% equity interest of Heyuan Image Machinery Import and Export Co., Ltd., a PRC corporation (“Heyuan Image”). Heyuan Image, through Guangzhou Image Agricultural Technology Ltd., a PRC corporation, owns 100% of Yunnan Image Tea Industrial Ltd. (“Yunnan Image”). ICGL, through its wholly-owned operating subsidiaries, is in the business of promoting and distributing its owned branded teas that are grown, harvested, cured, and packaged in the People’s Republic of China (“PRC”).

On June 11, 2015, the Company changed its name to Image Chain Group Limited, Inc. in order to more closely align with its current business.

Results of Operations

Fiscal year Ended December 31, 2015 Compared to Fiscal year Ended December 31, 2014

The Company recognized $1,386,968 in sales revenues for the fiscal year ended December 31, 2015, as compared to $0 for the fiscal year ended December 31, 2014. The material change in the amount of sales revenue is a result of the Company’s commencement of the operation in the business of promoting and distributing its own brand teas in 2015.

For the fiscal year ended December 31, 2015, the Company recognized cost of sales of $941,748 as compared to $0 for the same period in 2014. The Company initially began delivering the tea products during the period; accordingly, the cost of sales increased significantly.

Gross profit was $445,220 for the fiscal year ended December 31, 2015 as compared to gross loss of $0 for the same period in 2014.

For the fiscal year ended December 31, 2015, the Company recorded operating expenses totaling $6,619,954 which was comprised of selling, general and administrative expenses, and impairment of goodwill. The Company’s operating expenses was mainly attributable to the salary and wages. For the fiscal year ended December 31, 2014, our operating expenses were $298,204, which consisted of basic general and administrative expenses. Our increase in operating expenses is primarily due to the Company’s commencement of the operation in 2015.

As a result of the factors discussed above, the Company’s net loss was $6,167,071 for the fiscal year ended December 31, 2015, as compared to a net loss of $297,994 during the fiscal year ended December 31, 2014.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $78,753 at December 31, 2015, as compared to $70,107 at December 31, 2014. The increase in cash was due to the issuance of new shares. As of December 31, 2015, the Company had current assets of $3,985,108 and current liabilities of 2,886,137, respectively, compared to $800,570 and $1,610,654 as of December 31, 2014. Net working capital of was $1,098,971 at December 31, 2015 as compared to net capital deficit of $ 810,084 at December 31, 2014. The Company’s net working capital increased primarily from an increase in inventories and other receivables and partly offset by an increase in customer advance.

Net cash used in operating activities amounted to $2,393,706 for the fiscal year ended December 31, 2015, as compared to $16,766 for the fiscal year ended December 31, 2014. The substantial change in cash used in operating activities was primarily due to the commencement of our operations in the business of promoting and distributing its own brand teas in 2015.

There was net cash of $213,813 used in investing activities for the fiscal year ended December 31, 2015 and $82,710 of net cash used in investing activities in the fiscal year ended December 31, 2014. Cash used in investing activities was for purchase of property plant and equipment.

There was net cash of $2,577,764  provided by financing activities for the fiscal year ended December 31, 2015 and $0 for the fiscal year ended December 31, 2014. This increase was due to the sale and issuance of restricted shares by the Company to certain investors in a private placement in 2015.

On an on-going basis, we may take steps to identify and plan our needs for liquidity and capital resources, to fund our operations and day to day business operations. Our future capital expenditures will include, among others, expanding our product portfolio, large scale long term marketing campaigns, and making acquisitions as deemed appropriate.

Based on our current plans for the next 12 months, we anticipate that the sales of the Company’s tea products will be the primary organic source of funds for future operating activities in 2016. However, to fund continued expansion of our operation and extend our reach to broader markets, and to acquire additional entities, as we may deem appropriate, we may raise capital through public or private offerings. There is no assurance that we will be able to obtain such funding on acceptable terms, if at all.

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

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. We do not believe that there has been any impairment to long-lived assets as of December 31, 2015 and 2014.

Recent Accounting Pronouncements

(See “Recent Accounting Pronouncements” in Note 2 of Notes to the Financial Statements.)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

ICGL is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

IMAGE CHAIN GROUP LIMITED, INC.

audited Consolidated Financial statements

AS OF December 31, 2015 AND 2014

(STATED IN U.S. DOLLARS)

IMAGE CHAIN GROUP LIMITED, INC.

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Image Chain Group Limited, Inc.

We have audited the accompanying consolidated balance sheets of Image Chain Group Limited, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Chain Group Limited, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses in previous years and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WWC, P.C.
San Mateo, California	WWC, P.C.
April 14, 2016	Certified Public Accountants

IMAGE CHAIN GROUP LIMITED, INC.

AUDITED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014

ASSETS
Current assets
Cash and cash equivalents	$78,753	$70,107
Accounts receivable, net	10,389	12,819
Advanced to suppliers	680,178	513,122
Inventories	447,972	36,075
Other deposits	48,920	1,242
Other receivables, net	2,468,538	167,205
Related party receivable	250,303	-
Prepaid tax	55	-
Total current assets	$3,985,108	$800,570

Non-current assets
Property, plant and equipment, net	232,180	51,180
Goodwill	-	323,493
TOTAL ASSETS	$4,217,288	$1,175,243

LIABILITIES AND STOCKHOLDERS’ EQUITY

COMMITMENTS AND CONTINGENCIES

Current liabilities
Accounts payable	491,643	486,950
Tax payable	1,730	331
Other payables	372,374	469,448
Accrued liabilities	387,927	1,006
Related party payable	68,665	1,675
Customer advance	1,563,798	651,244
TOTAL LIABILITIES	$2,886,137	$1,610,654

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding as of December 31, 2015 and 2014, respectively	5,000	5,000
Common stock, US$0.001 par value, 400,000,000 shares authorized, 395,000,000 and 70,000,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively	395,000	70,000
Additional paid in capital	49,563,863	-
Subscription receivable	(41,991,202)	-
Accumulated deficit	(6,718,613)	(551,542)
Accumulated other comprehensive income	77,103	41,131
TOTAL STOCKHOLDERS’ EQUITY	1,331,151	(435,411)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,217,288	$1,175,243

See Notes to Financial Statements and Accountants’ Report

IMAGE CHAIN GROUP LIMITED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE years ENDED DEcember 31, 2015 AND 2014

	For the years ended December 31,
	2015	2014

Sales, net	$1,386,968	$-
Cost of sales	941,748	-
Gross profit	445,220	-

Operating expenses:
Selling, general and administrative expenses	6,296,461	298,204
Impairment loss on goodwill	323,493	-
Total operating expenses	6,619,954	298,204

Loss from operations	(6,174,734)	(298,204)

Other income (expense):
Interest income	155	550
Other (expense) income, net	7,508	(340)
	7,663	210

Loss before income taxes	(6,167,071)	(297,994)

Provision for income tax	-	-

Net loss	$(6,167,071)	$(297,994)

Other comprehensive income:
Foreign currency translation adjustment	35,972	$42,766

Comprehensive loss	$(6,131,099)	$(255,228)

Net loss per share
Basic	$(0.03)	$(0.00)
Diluted	(0.03)	(0.00)

Weighted average number of common shares outstanding
Basic	207,091,563	70,000,000
Diluted	207,091,563	70,000,000

IMAGE CHAIN GROUP LIMITED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE years ended december 31, 2015 and 2014

	For the years ended December 31,
	2015	2014
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(6,167,071)	$(297,994)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,385	5,925
Impairment loss on goodwill	323,493	-
Stock compensation expense	4,681,819	-
Commission expenses	638,077	-

Changes in operating assets and liabilities:
Accounts receivable	2,430	(12,819)
Advance to suppliers	(167,056)	(505,196)
Inventories	(411,897)	(36,075)
Other deposit	(47,678)	422
Other receivable	(2,301,333)	149,822
Related party receivable	(250,303)	-
Accounts payable, taxes and other payable	(91,037)	29,190
Accrued liabilities	386,921	(1,007)
Related party payable	66,990	(278)
Customer advanced	912,554	651,244
Net cash used in operating activities	(2,393,706)	(16,766)

CASH FLOWS USED IN FROM INVESTING ACTIVITIES
Net cash outflow on acquisition of a subsidiary	-	(26,189)
Purchase of property, plant and equipment	(213,813)	(56,521)
Net cash used in investing activities	(213,813)	(82,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	2,577,764	-
Net cash provided by financing activities	2,577,764	-

Effect of exchange rate changes on cash and cash equivalents	38,401	42,767

Net increase in cash and cash equivalents	8,646	(56,709)

Cash and cash equivalents, beginning balance	70,107	126,816
Cash and cash equivalents, ending balance	$78,753	$70,107

SUPPLEMENTAL DISCLOSURES:
Interest received	$155	$550
Interest paid	$-	$-
Income tax paid	$-	$-

IMAGE CHAIN GROUP LIMITED, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(STATED IN US DOLLARS)

	Number of Preferred Stock	Preferred Stock	Number of Common Stock	Common Stock	Subscription receivable	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total
Balance, January 1, 2014	-	-	10,380,000	10,380	-		(10,380)	-	-
Recapitalization as a result of share exchange agreement with FDHG and Wu Jun Rui	5,000,000	5,000	59,620,000	59,620	-	-	(243,168)	(1,635)	(180,183)
Net loss	-	-	-	-	-	-	(297,994)	-	(297,994)
Foreign currency translation adjustment	-	-	-	-	-	-	-	42,766	42,766
Balance, December 31, 2014	5,000,000	5,000	70,000,000	70,000	-	-	(551,542)	41,131	(435,411)

Balance, January 1, 2015	5,000,000	5,000	70,000,000	70,000	-	-	(551,542)	41,131	(435,411)
Net loss	-	-	-	-	-	-	(6,167,071)	-	(6,167,071)
Issuance of common stock for cash	-	-	58,575,000	58,575	-	3,157,267	-	-	3,215,842
Issuance of share based compensation	-	-	62,975,000	62,975	-	4,618,844	-	-	4,681,819
Share allotment	-	-	203,450,000	203,450	(41,991,202)	41,787,752	-	-	-
Foreign currency translation adjustment	-	-	-	-	-		-	35,972	35,972
Balance, December 31, 2015	5,000,000	5,000	395,000,000	395,000	(41,991,202)	49,563,863	(6,718,613)	77,103	1,331,151

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Share Exchange

On May 5, 2015, ICGL entered into a share exchange agreement (the “Exchange Agreement”) with FDHG and Wu Jun Rui, on behalf of himself and certain other individuals who were to receive shares of ICGL pursuant to the Exchange Agreement (the “Shareholders”). On the terms and subject to the conditions set forth in the Exchange Agreement, on May 5, 2015, Wu Jun Rui transferred all 50,000 shares of FDHG common stock, consisting of all of the issued and outstanding shares of FDHG, to ICGL in exchange for the issuance to the shareholders of 59,620,000 shares of the Company’s common stock, par value $.001 per share and 5,000,000 shares of the Company’s preferred stock, par value $.001 per share. The preferred stock is not convertible nor mandatorily redeemable; it does not pay dividends  or carrying any voting rights but is entitled to liquidation preference.

As a result of the closing of the Exchange Agreement, FDHG became the Company’s wholly owned subsidiary. FDHG is an investment holding company incorporated and domiciled in the British Virgin Islands. FDHG wholly owns Silver Channel Industrial Limited, a limited company incorporated, registered, and domiciled in Hong Kong.

The securities purchase agreement transaction is referred to hereafter as the “reverse-merger transaction.” The share exchange transaction has been accounted for as a recapitalization of ICGL where ICGL (the legal acquirer) is considered the accounting acquiree and FDGH (the legal acquiree) is considered the accounting acquirer. As a result of this transaction, ICGL is deemed to be a continuation of the business of FDDG.

Accordingly, the accompanying consolidated financial statements are those of the accounting acquirer, FDGH. The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organization History of Silver Channel Industrial Limited and its subsidiaries

On January 28, 2011, Silver Channel incorporated Heyuan Image Equipment Import Export Co., Ltd. (“Heyuan Image”) as a wholly foreign owned enterprise (“WFOE”) registered in Heyuan City, Guangdong Province, PRC. Heyuan Image was dormant for the year ended December 31, 2015 and 2014. Heyuan Image is wholly owned by Silver Channel. Heyuan Image has a registered capital of HKD 4,000,000 of which HKD 3,380,000 has been paid up.

On August 18, 2014, the Company, through its subsidiary Heyuan Image, acquired 100% equity of Guangzhou Image Agricultural Technology Co., Ltd. (“Guangzhou Image”). Guangzhou Image is a limited liability company registered in Guangzhou City, Guangdong Province, PRC. Guangzhou Image has not yet engaged in operating activities since its incorporation. Guangzhou Image is wholly owned by Heyuan Image. Guangzhou Image has a registered capital of RMB 10 million of which is still outstanding.

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

As of December 31, 2015, the detailed identities of the consolidating subsidiaries are as follows:

Name of company	Place of incorporation	Attributable equity interest%	Registered capital
Fortune Delight Holdings Group Limited	British Virgin Islands	100%	$50,000
Silver Channel Industrial Limited	Hong Kong	100%	-
Heyuan Image Equipment Import Export Co., Ltd.	P.R.C.	100%	515,849
Guangzhou Image Agricultural Technology Co., Ltd.	P.R.C.	100%	1,636,902
Yunnan Image Tea Industry Co., Ltd.	P.R.C.	100%	491,071

(d)	Economic and Political Risks

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of December 31, 2015, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC. These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

As of December 31, 2015, no provision for allowance for doubtful accounts was provided.

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

(j)	Property, plant and equipment

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(l)	Customer advance

Customer advance was received from customers in connection with orders of products to be delivered in future periods.

(m)	Revenue Recognition

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

The Company does not allow its customers to return products. The Company’s customers can exchange products only if they are damaged in transportation.

Revenue reported is net of value added tax.

(n)	Cost of Sales

The Company’s cost of sales is comprised of the inbound acquisition cost of packaged finished goods for resale, inbound shipping, value added tax and business taxes recognized upon sales of goods.

(o)	Selling Expenses

Selling expenses are comprised of salaries for the sales force, client entertainment, commissions, advertising, and travel and lodging expenses.

(p)	General & Administrative Expenses

General and administrative expenses include executive compensation, general overhead such as the finance department and administrative staff, depreciation, office rental and utilities.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(q)	Foreign Currency Translation

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

Exchange Rates	12/31/2015	12/31/2014
Year end RMB : US$ exchange rate	6.4907	6.1385
Average year RMB : US$ exchange rate	6.2175	6.1432

Year end HKD : US$ exchange rate	7.7504	7.7574
Average year HKD : US$ exchange rate	7.7521	7.7544

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation. The HKD is freely convertible into other foreign currencies.

(r)	Income Taxes

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(s)	Statutory Reserve

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

(t)	Fair Value of Financial Instruments

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

The following is table of the Company’s financial instruments:

As of December 31, 2015:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$78,753	$-	$-	$78,753

As of December 31, 2014:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$70,107	$-	$-	$70,107

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(u)	Other Comprehensive Income

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

(v)	Business combination

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

(w)	Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, “Consolidation” (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company’s financial statements.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective for the Company retrospectively beginning in the first quarter of fiscal 2017 and early adoption is permitted. The adoption of this accounting guidance is not expected to have a material impact on the Company’s financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The adoption of this accounting guidance is not expected to have a material impact on the Company’s financial statements.

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

In November 2015, the Financial Accounting Standards Board issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The objective of this Update is to simplify the presentation of deferred income taxes. The amendments in this Update require that deferred assets and liabilities be classified as long-term on the balance sheet instead of separating the deferred taxes into current and noncurrent amounts. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted for financial statements that have not been previously issued. The Company believes that this treatment of deferred taxes reduces the complexity of financial reporting while improving the usefulness of the information provided to users of the financial statements. As a result, the Company has elected to early adopt this Update prospectively as of December 31, 2015 and prior periods have not been retrospectively adjusted.

As of December 31, 2015, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

(x)	Contingencies

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2015, the Company had accumulated deficits of $6,164,373 due to the substantial losses in operation in the current year. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	GOODWILL

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

	December 31, 2015	December 31, 2014

Yunnan Image	$323,493	$323,493
Less: Impairment loss	(323,493)	-
Total goodwill	$-	$323,493

The Company reviews the carrying value of the goodwill for impairment regularly. For the year ended December 31, 2015, the Company reviewed the carrying value of its goodwill and provided an impairment for such goodwill since the acquisition of Yunnan Image has not generated positive cash flow.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	OTHER RECEIVABLES

	December 31, 2015	December 31, 2014

Other receivables	$2,911,361	$625,055
Less: Allowance for doubtful accounts	(442,823)	(457,850)
Other receivables, net	$2,468,538	$167,205

6.	INVENTORIES

	December 31, 2015	December 31, 2014

Raw materials	$169,397	$-
Packing materials	14,344	36,075
Finished goods	264,231	-
	$447,972	$36,075

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2015	December 31, 2014

Building	$19,561	$20,684
Motor vehicle	230,188	32,416
Plant and equipment	$17,890	$4,005
	267,649	57,105
Less: Accumulated depreciation	(35,459)	(5,925)
	$232,180	$51,180

Depreciation expense for the years ended December 31, 2015 and 2014 was $30,385 and $5,869, respectively.

8.	INCOME TAX

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

For the years ended December 31, 2015 and 2014, the Company has not provided for income tax provision as it incurred operating loss during the years.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not recognize any deferred tax assets during the years ended December 31, 2015 and 2014 and the Company has not yet determined when it would be  able to make use of such potential assets.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the years ended December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Income attributed to PRC & Hong Kong	$(498,588)	$(297,994)
Loss attributed to US	(5,668,483)	-
Income before tax	(6,167,071)	(297,994)

PRC Statutory Tax at 25% Rate	-	-
Effect of tax exemption granted		-

Income tax	$-	$-

Per Share Effect of Tax Exemption

	12/31/2015	12/31/2014
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	207,091,563	70,000,000
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the years ended December 31, 2015 and 2014:

	12/31/2015	12/31/2014
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10	-10
Tax holiday for foreign investments	-25%	-25%
The Company’s effective tax rate	0%	0%

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the years ended December 31,
	2015	2014

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(6,167,071)	$(297,994)

Denominator:
Weighted average common shares outstanding	207,091,563	70,000,000
Basic loss per share	$(0.03)	$(0.00)

Diluted earnings per share:
Numerator:
Net loss used in computing diluted earnings per share	$(6,167,071)	$(297,994)

Denominator:
Weighted average common shares outstanding	207,091,563	70,000,000
Diluted loss per share	$(0.03)	$(0.00)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

10.	OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in stockholders’ equity as of December 31, 2015 and 2014 was as follows:

	December 31, 2015	December 31, 2014

Accumulated other comprehensive income, beginning of period	$41,131	$(1,635)
Change in cumulative translation adjustment	35,972	42,766
Accumulated other comprehensive income, end of period	$77,103	$41,131

11.	RELATED PARTY TRANSACTION

Related party receivable consisted of the following:

	December 31, 2015	December 31, 2014

Image Industrial Development Limited, same management personnel	$8,392	$-
Wu Junrui, former director	49,328	-
Lin Qi Shui, chairman of Yunnan Image	192,583	-
	$250,503	$-

The amounts are unsecured, interest-free and due on demand.

Related party payable consisted of the following:

	December 31, 2015	December 31, 2014

Lin Qi Shui, chairman of Yunnan Image	-	1,349
Zhou Jun Nan, director of Yunnan Image	-	325
Wu Ping, director of Yunnan Image	68,665	-
	$68,665	$1,675

The amounts are unsecured, interest-free and due on demand.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	RISKS CONCENTRATION

As of December 31, 2015, the Company had one supplier in procuring tea. Payment in form of advances were paid to the supplier as part of its procurement process. This is due in part to the Company’s development of its product portfolio specifically for Pu’er tea, which is grown and harvested in Yunnan Province, PRC. As the Company expands its product portfolio to incorporate other teas, it expects to source different teas from different suppliers in different geographic areas in the PRC.

A.	Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable. For the year ended December 31, 2015, one customers accounted for 84% and one customer accounted for 16% of revenue, respectively.

As of December 31, 2015, one customers accounted for 100% of accounts receivable.

B.	Major Vendors and Accounts Payable

The Company had certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the year ended December 31, 2015, two vendors accounted for 70% and 28% of accounts payable, respectively. For the year ended December 31, 2014, three vendors accounted for 49%, 41%, and 10% of accounts payable, respectively.

13.	LEASE COMMITMENT

The Company leased an office located in Hong Kong as its registered office commencing on May 16, 2015 and expiring on May 15, 2016.

The estimated future lease commitment   expenses as of December 31, 2015 are as follows:

Year ended December 31,	Amount
2016	65,643
After 2016	-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 18, 2015, the Company and Sadler, Gibb & Associates LLC (“Sadler”) mutually agreed to terminate Sadler’s engagement as independent accountants to the Company because Sadler does not have an office in China or the ability to translate Chinese. On May 5, 2015, the Company entered into the Exchange Agreement with FDHG and Wu Jun Rui, on behalf of himself and certain other individuals who received shares of the Company pursuant to the Exchange Agreement, whereby FDHG became a wholly-owned subsidiary of the Company and the material operating entity. FDHG and its subsidiaries are located in China and its management speak only Chinese. The auditor report by Sadler in the financial statements of the Company for the year ended December 31, 2014 did not contain an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, other than as related to the Company’s ability to continue as a going concern. The termination of Sadler, following the filing of the Form 10-Q for the three months ended March 31, 2015, was approved by the Company’s Board of Directors on May 7, 2015. There had been no disagreements with Sadler on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure from inception on December 18, 2013 to December 31, 2014 nor from December 31, 2014 through May 18, 2015

On April 20, 2015, FDHG engaged WWC, Professional Corporation Certified Public Accountants as its independent accountant to provide auditing services for FDHG for the periods prior to the date of the Exchange Agreement and going forward for the Company. Prior to such engagement, the Company had no consultations with WWC, Professional Corporation Certified Public Accountants. The decision to hire WWC, Professional Corporation Certified Public Accountants was approved by the Company’s Board of Directors.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of December 31, 2015, these disclosure controls and procedures were not effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2015.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Report.”

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:

As of the date of this Annual Report, Our Board of Directors consisted of one member. Our current director and executive officer is:

Name	Age	Position

Wenchang Gu	62	President, Treasurer, Secretary and Director

From 2006 to the present, Mr. Gu has been the Manager at Fuhai Tea industrial Ltd., where he developed a tailor-made tea concept that became one of the top three daily trade tea products in the Chinese market. From 2013 to the present, Mr. Gu has been the Business Development Manager at Yunnan Image Tea industrial Ltd., where he has been developing the company’s business. Mr. Gu is the Commerce member of the Guangzhou Fujian Chamber and the committee member of Hainan Eaglewood Collection Association.

Employment Agreements

We currently do not have employment agreements with Mr. .

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Term of Office

All directors hold office for a one (1) year period and have been duly elected and qualified. There is no agreement with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors of ICGL or any of its subsidiaries or any committee thereof. Any non-employee director of ICGL or its subsidiaries will be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors, although no such committee has been established. Each executive officer of ICGL is appointed by and serves at the discretion of the Board of Directors.

None of the officers or directors of ICGL is currently an officer or director of a company required to file reports with the Securities and Exchange Commission, other than ICGL.

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

Item 11. Executive Compensation.

Executive Compensation

No officer or director has received annual compensation since the inception of the Company. There has been no compensation awarded to, earned by, or paid to the named executive officer or director.

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

Outstanding Equity Awards at Fiscal year-End

The company has not issued any equity awards during fiscal years 2015 and 2014.

Director’s Compensation

Neither Ms. Wu nor Mr. Gu has received any compensation for their role on the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of more than 5% of any class of ICGL’s voting securities.

As of December 31, 2015, the Company had 395,000,000 and 70,000,000 shares of its common stock and preferred stock issued and outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of December 31, 2015 by each person who is known to have beneficial ownership of more than 5% of any class of ICGL’s voting securities:

Security Ownership of Management.

The following table sets forth certain information, as of the date of filing of this report, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class (2)
Wenchang Gu (1)	0	0
All Executive Officers and Directors as a Group	0	0
(one persons)
Image Industrial Development Ltd. (3)	78,853,000	20%
Shenzhen Qianhai Ronggan Investment Management Co. Ltd	50,000,000	12.7%

(1)	In care of Image Chain Group limited, Inc. Unit 07, 15F Convention Plaza Office Tower 1 Harbour Rd., Wanchai, Hong Kong, China

(2)	Image Industrial Development Ltd. business address is RM C, 15/F, Full Win Comm CTR, 573 Nathan Rd., Mongkok, KLN Hong Kong, China. Mr. Ping Wu holds the voting and dispositive power over the securities held by Image Industrial Development Ltd.

Change in Control Arrangements

As of December 31, 2015, there are no arrangements that would result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Not applicable.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid during the year ended December 31, 2015 for professional services rendered by WWC, Professional Corporation Certified Public Accountants., for the quarters 1, 2 and 3 audit review, and Sadler, Gibb & Associates LLC for quarters 4 and the 2014 audit of our annual financial:

Accounting Fees and Services

	2015	2014
Audit Fees	$30,000	$40,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$30,000	$40,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Articles of Incorporation of the Registrant(1)
3.2	By-laws of the Registrant(1)
10.1	Share Exchange Agreement, dated as of May 5, 2015, by and among the Company, FDHG and Wu Jun Rui (filed as Exhibit 10.1 to Form 8-K, filed on May 6, 2015, and incorporated herein by reference.)
10.2	Form of Subscription Agreement, dated as of June 25, 2015, by and among the Company and the investors.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: April 14, 2016	By:	/s/ Wenchang Gu
	Name:	Wenchang Gu
	Title:	Chief Executive Officer, Chief Financial Officer, President, and Chairman (Principal Executive Officer, Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wenchang Gu	Dated: April 14, 2016
Wenchang Gu

