Form 10-Q
period 2016-03-31
Image Chain Group Limited, Inc.
filed 2016-06-15
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2016

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]             No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of June 13, 2016, the number of shares outstanding of the registrant’s class of common stock was 395,000,000.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

UNaudited Consolidated Financial statements

AS OF MARCH 31, 2016 AND December 31, 2015

(STATED IN U.S. DOLLARS)

3

IMAGE CHAIN GROUP LIMITED, INC.

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Image Chain Group Limited, Inc.

We have reviewed the accompanying interim consolidated balance sheets of Image Chain Group Limited, Inc. (the “Company”) as of March 31, 2016 and December 31, 2015, and the related statements of operations and comprehensive loss and the statements of cash flows for the three month periods ended March 31, 2016 and 2015. These interim consolidated financial statements are the responsibility of the Company’s management.

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

San Mateo, California	WWC, P.C.
June 15, 2016	Certified Public Accountants

IMAGE CHAIN GROUP LIMITED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

	March 31, 2016	December 31, 2015
	UNAUDITED	AUDITED
ASSETS
Current assets
Cash and cash equivalents	$62,673	$78,753
Accounts receivable, net	21,801	10,389
Advanced to suppliers	494,612	680,178
Inventories	488,228	447,972
Other deposits	48,938	48,920
Other receivables, net	2,464,178	2,468,538
Related party receivable	217,104	250,303
Prepaid tax	56	55
Total current assets	$3,797,590	$3,985,108

Non-current assets
Property, plant and equipment, net	224,130	232,180
TOTAL ASSETS	$4,021,720	$4,217,288

LIABILITIES AND STOCKHOLDERS’ EQUITY

COMMITMENTS AND CONTINGENCIES

Current liabilities
Accounts payable	298,085	491,643
Tax payable	1,130	1,730
Other payables	363,906	372,374
Accrued liabilities	389,735	387,927
Related party payable	68,230	68,665
Customer advance	1,575,127	1,563,798
TOTAL LIABILITIES	$2,696,213	$2,886,137

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	5,000	5,000
Common stock, US$0.001 par value, 400,000,000 shares authorized, 395,000,000 and 70,000,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	395,000	395,000
Additional paid in capital	67,036,674	67,036,674
Subscription receivable	(59,464,013)	(59,464,013)
Accumulated deficit	(6,780,224)	(6,718,613)
Accumulated other comprehensive income	133,071	77,103
TOTAL STOCKHOLDERS’ EQUITY	1,325,508	1,331,151

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,021,720	$4,217,288

See Notes to Financial Statements and Accountants’ Report

IMAGE CHAIN GROUP LIMITED, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	For the three month ended March 31,
	2016	2015

Sales, net	$101,219	$109,021
Cost of sales	33,280	54,402
Gross profit	67,939	54,619

Operating expenses:
Selling, general and administrative expenses	129,547	89,554
Total operating expenses	(61,608)	(34,935)

Loss from operations	(61,608)	(34,935)

Other income (expense):
Interest income	1	31
	1	31

Loss before income taxes	(61,607)	(34,904)

Provision for income tax	4	-

Net loss	$(61,611)	$(34,904)

Other comprehensive income:
Foreign currency translation adjustment gain (loss)	55,968	$(3,103)

Comprehensive loss	$(5,643)	$(38,007)

Net loss per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average number of common shares outstanding
Basic	395,000,000	70,000,000
Diluted	395,000,000	70,000,000

See Notes to Financial Statements and Accountants’ Report

IMAGE CHAIN GROUP LIMITED, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	For the three month ended March 31,
	2016	2015
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(61,611)	$(34,904)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,572	2,508

Changes in operating assets and liabilities:
Decrease/increase in accounts receivable	(11,412)	58,082
Decrease/(increase) advance to suppliers	185,566	(28,486)
Increased in inventories	(40,256)	(109,618)
(Increase)/Decrease in other deposit	(18)	-
Decreased in other receivable	4,360	-
Decrease in related party receivable	33,199	-
(Increase)/Decrease in accounts payable, taxes and other payable	(202,626)	64,736
Increase in accrued liabilities	1,808	-
(Increase)/decrease in related party payable	(435)	186,913
Increase/(decrease) in customer advances	11,329	(2,324)
Net cash used in operating activities	(71,526)	136,907

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	(522)	(193,444)
Net cash used in investing activities	(522)	(193,444)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	-
Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	55,968	(3,344)

Net increase in cash and cash equivalents	(16,080)	(59,881)

Cash and cash equivalents, beginning balance	78,753	69,960
Cash and cash equivalents, ending balance	$62,673	$10,079

SUPPLEMENTAL DISCLOSURES:
Interest received	$1	$31
Interest paid	$-	$-
Income tax paid	$-	$-

See Notes to Financial Statements and Accountants’ Report

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Organization History of Silver Channel Industrial Limited and its subsidiaries

On January 28, 2011, Silver Channel incorporated Heyuan Image Equipment Import Export Co., Ltd. (“Heyuan Image”) as a wholly foreign owned enterprise (“WFOE”) registered in Heyuan City, Guangdong Province, PRC. Heyuan Image was dormant for the three months ended and year ended March 31, 2016 and December 31, 2015. Heyuan Image is wholly owned by Silver Channel. Heyuan Image has a registered capital of HKD 4,000,000 of which HKD 3,380,000 has been paid up.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2016, the detailed identities of the consolidating subsidiaries are as follows:

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

As of March 31, 2016, no provision for allowance for doubtful accounts was provided.

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

Exchange Rates	3/31/2016	12/31/2015	3/31/2015
Period/Year end RMB : US$ exchange rate	6.4479	6.4907	6.1091
Average period/year RMB : US$ exchange rate	6.5395	6.2175	6.1358

Period/Year end HKD : US$ exchange rate	7.7544	7.7504	7.7542
Average period/year HKD : US$ exchange rate	7.7734	7.7521	7.7553

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

The following is table of the Company’s financial instruments:

As of March 31, 2016:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$62,673	$-	$-	$62,673

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 5, 2016, the FASB issued ASU 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017.

On February 25, 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized).

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Furthermore, the ASU addresses other concerns related to the current leases model. For example, the ASU eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The new model represents a wholesale change to lease accounting. As a result, entities will face significant implementation challenges during the transition period and beyond, such as those related to:

●	Applying judgment and estimating.

●	Managing the complexities of data collection, storage, and maintenance.

●	Enhancing information technology systems to ensure their ability to perform the calculations necessary for compliance with reporting requirements.

●	Refining internal controls and other business processes related to leases.

●	Determining whether debt covenants are likely to be affected and, if so, working with lenders to avoid violations.

●	Addressing any income tax implications.

The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018 (e.g., calendar periods beginning on January 1, 2019), and interim periods therein.

On March 15, 2016, the FASB issued ASU 2016-07 “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”, which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Consequently, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee would be added to the current basis of the investor’s previously held interest and the equity method would be applied subsequently from the date on which the investor obtains the ability to exercise significant influence over the investee. The ASU further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method.

The guidance in the ASU is effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early adoption is permitted for all entities. Entities are required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the ASU’s effective date. Additional transition disclosures are not required upon adoption.

On March 17, 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard (ASU 2014-09). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. Among other things, the ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is “a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer.” Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others.

The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard.

On March 30, 2016, the FASB issued ASU 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.

As of March 31, 2016, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

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

As of March 31, 2016, the Company had accumulated deficits of $6,780,224 due to the substantial losses in operation in the current year. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	March 31, 2016	December 31, 2015

Yunnan Image	$-	$323,493
Less: Impairment loss	-	(323,493)
Total goodwill	$-	$-

The Company reviews the carrying value of the goodwill for impairment regularly. For the year ended December 31, 2015, the Company reviewed the carrying value of its goodwill and provided an impairment for such goodwill since the acquisition of Yunnan Image has not generated positive cash flow.

5.	OTHER RECEIVABLES

	March 31, 2016	December 31, 2015

Other receivables	$2,907,001	$2,911,361
Less: Allowance for doubtful accounts	(442,823)	(442,823)
Other receivables, net	$2,464,178	$2,468,538

6.	INVENTORIES

	March 31, 2016	December 31, 2015

Raw materials	$170,522	$169,397
Packing materials	14,440	14,344
Finished goods	303,266	264,231
	$488,228	$447,972

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2016	December 31, 2015

Building	$19,691	$19,561
Motor vehicle	230,461	230,188
Plant and equipment	$18,008	$17,890
	268,161	267,649
Less: Accumulated depreciation	(44,031)	(35,459)
	$224,130	$232,180

Depreciation expense for the three months ended March 31, 2016 and 2015 was $8,572 and $2,508, respectively.

8.	INCOME TAX

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

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for three months ended March 31, 2016 and 2015:

	3/31/2016	3/31/2015
Loss attributed to PRC & Hong Kong	$(30,777)	$402,226
Loss attributed to US	(30,820)	-
Income before tax	(61,607)	402,226

PRC Statutory Tax at 25% Rate	-	-
Effect of tax exemption granted	-	-

Income tax	$4	$-

Per Share Effect of Tax Exemption	3/31/2016	3/31/2015
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	395,000,000	70,000,000
Per share effect	$-	$-

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for three months ended March 31, 2016 and 2015:

	3/31/2016	3/31/2015
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10	-10
Tax holiday for foreign investments	-25%	-25%
The Company’s effective tax rate	0%	0%

9.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three months ended March 31,
	2016	2015

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(61,611)	$(34,904)

Denominator:
Weighted average common shares outstanding	395,000,000	70,000,000
Basic loss per share	$(0.00)	$(0.00)

Diluted earnings per share:
Numerator:
Net loss used in computing diluted earnings per share	$(61,611)	$(34,904)

Denominator:
Weighted average common shares outstanding	395,000,000	70,000,000
Diluted loss per share	$(0.00)	$(0.00)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

10.	OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in stockholders’ equity as of March 31,2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015

Accumulated other comprehensive income, beginning of period	$77,103	$41,131
Change in cumulative translation adjustment	55,968	35,972
Accumulated other comprehensive income, end of period	$133,071	$77,103

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	RELATED PARTY TRANSACTION

Related party receivable consisted of the following:

	March 31, 2016	December 31, 2015

Image Industrial Development Limited, same management personnel	$8,395	$8,392
Wu Junrui, former director	14,846	49,328
Lin Qi Shui, chairman of Yunnan Image	193,863	192,583
	$217,104	$250,503

The amounts are unsecured, interest-free and due on demand.

Related party payable consisted of the following:

	March 31, 2016	December 31, 2015

Wu Ping, director of Yunnan Image	68,230	68,665
	$68,230	$68,665

The amounts are unsecured, interest-free and due on demand.

12.	RISKS CONCENTRATION

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

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable. For the three months ended March 31, 2016, one customers accounted for 65% and one customer accounted for 19% of revenue, respectively.

As of March 31, 2016, three customers accounted for 16%, 23%, and 42% of accounts receivable.

B.	Major Vendors and Accounts Payable

The Company had certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the three months ended March 31, 2016, one vendor accounted for 100% of accounts payable.

13.	LEASE COMMITMENT

The Company leased an office located in Hong Kong as its registered office commencing on May 16, 2015 and expiring on May 15, 2016.

The estimated future lease commitment expenses as of March 31, 2016 are as follows:

Year	Amount
Year 1	21,881
Year 2	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) may contain “forward-looking statements,” as that term is used in federal securities laws, about Image Chain Group Limited, Inc. and its financial condition, results of operations and business. These statements include, among others:

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
(g)	litigation with or legal claims and allegations by outside parties against ICGL, including but not limited to challenges to ICGL’s intellectual property rights; and
(h)	insufficient revenues to cover operating costs;

There is no assurance that ICGL will be profitable, be able to successfully develop, manage or market its products and services, be able to attract or retain qualified executives and personnel, be able to obtain customers for its products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in ICGL’s businesses.

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

On June 11, 2015, the Company changed its name to Image Chain Group Limited, Inc. in order to more closely align it with the company’s current business.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The Company recognized $101,219 in sales revenues for the three months ended March 31, 2016, as compared to $109,021 for the three months ended March 31, 2015, representing a decrease of 7%. The change in the amount of sales revenue is a result of weak overall Chinese economy.

For the three months ended March 31, 2016, the Company recognized cost of sales of $33,280 as compared to $54,402 for the same period in 2015, representing a 38% decrease. The principal reason for this decrease was due to the decrease in sales.

For the three months ended March 31, 2016, the Company recorded operating expenses totaling $129,547, an approximately 45% increase comparing to operating $89,554 for the three months ended March 31, 2015. This increase in operating expenses is primarily due to increase in employee salary.

As a result of the factors discussed above, the Company’s net loss was $61,611 for the three months ended March 31, 2016, as compared to net loss of 34,904 during the three months ended March 31, 2015. The reason for the change is primary due to the weak overall Chinese economy.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $62,673 at March 31, 2016, as compared to $78,753 at December 31, 2015. As of March 31, 2016, the Company had current assets of $3,797,590 and current liabilities of $2,696,213 respectively, compared to $3,985,108 and $2,886,137 as of December 31, 2015. Net working capital was $1,101,377 at March 31, 2016 as compared to net working capital of $1,098,971 at December 31, 2015.

Net cash used in operating activities amounted to $71,526 for the three months ended March 31, 2016, as compared to net cash used from operating activities $136,907 for the three months ended March 31, 2015.

There was net cash of $#522 used in investing activities for the three months ended March 31, 2016 and $193,444 of net cash used in investing activities in the three months ended March 31, 2015.

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

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. We do not believe that there has been any impairment to long-lived assets as of March 31, 2016 and 2015.

Recent Accounting Pronouncements

(See “Recent Accounting Pronouncements” in Note 2 (w) of Notes to the Financial Statements.)

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2016. Based upon that evaluation, the Company’s chief executive officer concluded that the Company’s disclosure controls and procedures were ineffective; however, the Company is taking steps to remediate the deficiency. As noted above the Company is currently developing a set of disclosure controls and procedures and considering engaging outside service providers to provide expertise on this matter.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: June 15, 2016

By:	/s/ Wenchang Gu
Wenchang Gu Chief Executive Officer, Chief Financial Officer, President, and Chairman (Principal Executive Officer, Principal Accounting and Financial Officer)

