Form 10-Q
period 2016-06-30
Image Chain Group Limited, Inc.
filed 2016-11-14
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2016

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

Unit 503, 5F, New East Ocean Centre, 9 Science Museum Road,

Kowloon, Hong Kong, China

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

As of October 26, 2016, the number of shares outstanding of the registrant’s class of common stock was 395,000,000.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

UNaudited Consolidated Financial statements

AS OF JUNE 30, 2016 AND December 31, 2015

(STATED IN U.S. DOLLARS)

3

IMAGE CHAIN GROUP LIMITED, INC.

4

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Image Chain Group Limited, Inc.

We have reviewed the accompanying interim consolidated balance sheets of Image Chain Group Limited, Inc. (the “Company”) as of June 30, 2016 and December 31, 2015, and the related statements of operations and comprehensive loss and the statements of cash flows for the six month periods ended June 30, 2016 and 2015. These interim consolidated financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

San Mateo, California	WWC, P.C.
November 10, 2016	Certified Public Accountants

IMAGE CHAIN GROUP LIMITED, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

	June 30, 2016	December 31, 2015
		(Audited)
ASSETS
Current assets
Cash and cash equivalents	$65,908	$78,753
Accounts receivable, net	10,781	10,389
Advanced to suppliers	480,061	680,178
Inventories	716,163	447,972
Refundable deposits	-	48,920
Other receivables, net	2,451,877	2,468,538
Related party receivable	60,800	250,303
Prepaid tax	11,767	55
Total current assets	$3,797,357	$3,985,108

Non-current assets
Property, plant and equipment, net	216,404	232,180
TOTAL ASSETS	$4,013,761	$4,217,288

LIABILITIES AND STOCKHOLDERS’ EQUITY

COMMITMENTS AND CONTINGENCIES

Current liabilities
Accounts payable	369,712	491,643
Tax payable	527	1,730
Other payables	354,367	372,374
Accrued liabilities	374,415	387,927
Related party payable	78,786	68,665
Customer advance	1,537,847	1,563,798
TOTAL LIABILITIES	$2,715,654	$2,886,137

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	5,000	5,000
Common stock, US$0.001 par value, 400,000,000 shares authorized, 395,000,000 and 70,000,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	395,000	395,000
Additional paid in capital	67,036,674	67,036,674
Subscription receivable	(59,160,283)	(59,464,013)
Accumulated deficit	(7,102,209)	(6,718,613)
Accumulated other comprehensive income	123,925	77,103
TOTAL STOCKHOLDERS’ EQUITY	1,298,107	1,331,151

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,013,761	$4,217,288

IMAGE CHAIN GROUP LIMITED, INC.

CONSOLIDATED STATEMENTS OF OPERATIOnS

AND COMPREHENSIVE (LOSS)/INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	For the six months ended June 30,
	2016	2015
Sales, net	$298,501	$222,893
Cost of sales	149,475	87,727
Gross profit/(loss)	149,026	135,166

Operating expenses:
Selling, general and administrative expenses	532,843	5,083,114
Total operating expenses	532,843	5,083,114

Loss from operations	(383,817)	(4,947,948)

Other income (expense):
Interest income	2	107
Other income	226	9,030
	228	9,137

Loss before income taxes	(383,589)	(4,938,811)

Provision for income tax	9	-

Net loss	$(383,598)	$(4,938,811)

Other comprehensive income:
Foreign currency translation adjustment gain/(loss)	46,822	(26,904)

Comprehensive loss	$(336,776)	$(4,965,715)

Net loss per share
Basic	$-	$(0.05)
Diluted	$-	$(0.05)

Weighted average number of common shares outstanding
Basic	395,000,000	104,356,556
Diluted	395,000,000	104,356,556

IMAGE CHAIN GROUP LIMITED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	For the six months ended June 30,
	2016	2015
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(383,598)	$(4,938,811)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation	-	4,681,819
Depreciation	16,298	13,385

Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	(443,215)	12,819
Decrease in advance to suppliers	200,117	13,974
Increase in inventories	(268,191)	(406,847)
Decrease/(increase) in refundable deposit	48,920	(47,710)
Decrease/(increase) in other receivable	459,484	(1,889,483)
Decrease/(increase) in related party receivable	189,503	(462,121)
Increase in prepaid taxes	(11,712)	-
(Decrease)/increase in accounts payable	(121,931)	58,016
(Decrease)/increase in taxes payable	(1,203)	3,327
(Decrease)/increase in other payables	(18,007)	(461,902)
(Decrease)/increase in accrued liabilities	(13,512)	387,461
Decrease in related party payable	10,122	396,326
(Decrease)/increase in customer advances	(25,950)	731,093
Net cash (used in) /provided by in operating activities	(362,875)	(1,908,654)

CASH FLOWS USED IN FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(522)	(201,718)
Net cash used in investing activities	(522)	(201,718)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	2,449,160
Reduction in subscription receivable from receipt of proceeds	303,730	-
Net cash provided by financing activities	303,730	2,449,160

Effect of exchange rate changes on cash and cash equivalents	46,822	(81,420)

Net decrease in cash and cash equivalents	(12,845)	257,368

Cash and cash equivalents, beginning balance	78,753	70,107
Cash and cash equivalents, ending balance	$65,908	$327,475

SUPPLEMENTAL DISCLOSURES:
Interest received	$1	$107
Interest paid	$-	$-
Income tax paid	$-	$-

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

The securities purchase agreement transaction is referred to hereafter as the “reverse-merger transaction.” The share exchange transaction has been accounted for as a recapitalization of ICGL where ICGL (the legal acquirer) is considered the accounting acquiree and FDHG (the legal acquiree) is considered the accounting acquirer. As a result of this transaction, ICGL is deemed to be a continuation of the business of FDHG.

Accordingly, the accompanying consolidated financial statements are those of the accounting acquirer, FDHG. The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.

Organization History of Silver Channel Industrial Limited and its subsidiaries

On January 28, 2011, Silver Channel incorporated Heyuan Image Equipment Import Export Co., Ltd. (“Heyuan Image”) as a wholly foreign owned enterprise (“WFOE”) registered in Heyuan City, Guangdong Province, PRC. Heyuan Image was dormant for the six months ended and year ended June 30, 2016 and December 31, 2015. Heyuan Image is wholly owned by Silver Channel. Heyuan Image has a registered capital of HKD 4,000,000 of which HKD 3,380,000 has been paid up.

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

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America (“US GAAP”) and have been consistently applied in the presentation of financial statements.

(b)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP.

(c)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries for which the Company is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

As of June 30, 2016, the detailed identities of the consolidating subsidiaries are as follows:

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

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. These accounts and estimates include, but are not limited to, the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

(f)	Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of June 30, 2016, cash and cash equivalents were mainly denominated in HKD and were placed with banks in Hong Kong. Cash and cash equivalents denominated in RMB may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

As of June 30, 2016, no provision for allowance for doubtful accounts was provided.

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

(l)	Customer Advances

Customer advance was received from customers in connection with orders of products to be delivered in future periods.

(m)	Revenue Recognition

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

Exchange Rates	6/30/2016	12/31/2015	6/30/2015
Period/Year end RMB : US$ exchange rate	6.6433	6.4907	6.0888
Average period/year RMB : US$ exchange rate	6.5353	6.2175	6.1128

Period/Year end HKD : US$ exchange rate	7.7563	7.7504	7.7522
Average period/year HKD : US$ exchange rate	7.7646	7.7521	7.7535

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

The Company’s financial instruments include cash and equivalents, accounts receivable, and accounts payable. Cash and cash equivalents consist of deposits financial institutions with original maturities of three months or less. Management estimates the carrying amounts of the non-related party financial instruments approximate their fair values due to their short-term nature.

The following is table of the Company’s financial instruments:

As of June 30, 2016:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$65,908	$-	$-	$65,908

As of December 31, 2015:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$78,753	$-	$-	$78,753

(u)	Other Comprehensive Income

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

As of June 30, 2016, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

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

As of June 30, 2016, the Company had accumulated deficit of $7,102,209 due to the substantial losses in operation in the current year. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

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

On February 16, 2015, the Company, through Guangzhou Image, entered into an equity transfer agreement to acquire 100% of Yunnan Image. As of December 31, 2014, the net assets of Yunnan Image were $166,022. The purchase consideration was $489,515 (equivalent to RMB 3,000,000), which resulted in goodwill of USD 323,493.

	June 30, 2016	December 31, 2015

Yunnan Image	$-	$323,493
Less: Impairment loss	-	(323,493)
Total goodwill	$-	$-

The Company reviews the carrying value of the goodwill for impairment regularly. For the year ended December 31, 2015, the Company reviewed the carrying value of its goodwill and provided an impairment for such goodwill since the acquisition of Yunnan Image has not generated positive cash flow.

5.	OTHER RECEIVABLES

	June 30, 2016	December 31, 2015

Other receivables	$2,894,700	$2,911,361
Less: Allowance for doubtful accounts	(442,823)	(442,823)
Other receivables, net	$2,451,877	$2,468,538

6.	INVENTORIES

	June 30, 2016	December 31, 2015

Raw materials	$237,552	$169,397
Packing materials	14,015	14,344
Finished goods	464,596	264,231
	$716,163	$447,972

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2016	December 31, 2015

Building	$19,112	$19,561
Motor vehicle	229,533	230,188
Plant and equipment	16,464	17,890
Leasehold improvement	$3,051	$-
	268,161	267,649
Less: Accumulated depreciation	(51,757)	(35,459)
	$216,404	$232,180

Depreciation expense for the three months ended June 30, 2016 and 2015 was $16,298 and $2,508, respectively.

8.	INCOME TAX

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

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for six months ended June 30, 2016 and 2015:

	6/30/2016	6/30/2015
Loss attributed to PRC & Hong Kong	$(334,557)	$(243,992)
Loss attributed to US	(49,032)	(4,694,819)
Income before tax	(383,589)	(4,938,811)

PRC Statutory Tax at 25% Rate	-	-
Effect of tax exemption granted	-	-
Income tax	$9	$-

Per Share Effect of Tax Exemption

	6/30/2016	6/30/2015
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	395,000,000	70,000,000
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for six months ended June 30, 2016 and 2015:

	6/30/2016	6/30/2015
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	-25%	-25%
The Company’s effective tax rate	0%	0%

9.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the six months ended June 30,
	2016	2015

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(383,598)	$(4,938,811)

Denominator:
Weighted average common shares outstanding	395,000,000	70,000,000
Basic loss per share	$(0.00)	$(0.00)

Diluted earnings per share:
Numerator:
Net loss used in computing diluted earnings per share	$(383,598)	$(4,938,811)

Denominator:
Weighted average common shares outstanding	395,000,000	70,000,000
Diluted loss per share	$(0.00)	$(0.00)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

10.	OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in stockholders’ equity as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015

Accumulated other comprehensive income, beginning of period	$77,103	$41,131
Change in cumulative translation adjustment	46,822	35,972
Accumulated other comprehensive income, end of period	$123,925	$77,103

11.	RELATED PARTY TRANSACTION

Related party receivable consisted of the following:

	June 30, 2016	December 31, 2015

Image Industrial Development Limited, same management personnel	$8,394	$8,392
Wu Junrui, former director	52,406	49,328
Lin Qi Shui, chairman of Yunnan Image	-	192,583
	$60,800	$250,503

The amounts are unsecured, interest-free and due on demand.

Related party payable consisted of the following:

	June 30, 2016	December 31, 2015

Wu Ping, director of Yunnan Image	5,028	68,665
Lin Qi Shui, chairman of Yunnan Image	73,758	-
	$78,786	$68,665

The amounts are unsecured, interest-free and due on demand.

Beginning May 2016, the Company is currently subleasing an office space from a related party, Image Industrial Development Limited, on a month to month basis at a monthly rate of about $ 4,705 (HKD 36,518).

12.	RISKS CONCENTRATION

As of June 30, 2016, the Company had two suppliers in procuring tea. Payment in form of advances were paid to the supplier as part of its procurement process. This is due in part to the Company’s development of its product portfolio specifically for Pu’er tea, which is grown and harvested in Yunnan Province, PRC. As the Company expands its product portfolio to incorporate other teas, it expects to source different teas from different suppliers in different geographic areas in the PRC.

A.	Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable. For the six months ended June 30, 2016, one customer accounted for 71% of revenue, respectively.

As of June 30, 2016, three customers accounted for 18%, 31%, and 44% of accounts receivable.

B.	Major Vendors and Accounts Payable

The Company had certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the six months ended June 30, 2016, one vendor accounted for 100% of accounts payable.

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

(h)	insufficient revenues to cover operating costs.

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

Overview

The Company was incorporated under the laws of Nevada on December 18, 2013. From inception through the date of the Exchange Agreement as defined below, the Company was an emerging forward-thinking full-service television pre-production company dedicated to the creation of original concepts and programming with a bold and innovative edge in the reality television space for sale, option and licensure to independent producers, cable television networks, syndication companies, and other entities.

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

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The Company recognized $197,282 in sales revenues for the three months ended June 30, 2016, as compared to $113,872 for the three months ended June 30, 2015, representing an approximately increase of 73%. The change in the amount of sales revenue is a result of recovery from the Chinese economy downturn.

For the three months ended June 30, 2016, the Company recognized cost of sales of $290,513 as compared to $33,325 for the same period in 2015, representing an approximately 772% increase. The principal reason for this increase is due to the increase in sales.

For the three months ended June 30, 2016, the Company recorded operating expenses totaling $403,296, an approximately 92% decrease comparing to operating $4,993,560 for the three months ended June 30, 2015. This increase in operating expenses is primarily due to the decrease in general and administrative expenses.

As a result of the factors discussed above, the Company’s net loss was $496,305 for the three months ended June 30, 2016, as compared to net loss of $4,903,907 during the three months ended June 30, 2015. The primary reason for the change is the decrease of operating expenses.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The Company recognized $298,501 in sales revenues for the six months ended June 30, 2016, as compared to $222,893 for the six months ended June 30, 2015, representing an increase of approximately 33.9%. The change in the amount of sales revenue is a result of prospering overall Chinese economy.

For the six months ended June 30, 2016, the Company recognized cost of sales of $323,793 as compared to $87,727 for the same period in 2015, representing a 269% increase. The principal reason for this increase is the increase in sales.

For the six months ended June 30, 2016, the Company recorded operating expenses totaling $532,843, an approximately 89.5% decrease comparing to those of $5,083,114 for the six months ended June 30, 2015. This decline in operating expenses was primarily caused by the decrease in general and administrative expenses.

As a result of the factors discussed above, the Company’s net loss was $511,277 for the six months ended June 30, 2016, as compared to net loss of $4,965,715 during the six months ended June 30, 2015. The reason for the change was primarily due to the decrease of operating expenses.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $65,908 on June 30, 2016, as compared to $78,753 on December 31, 2015. As of June 30, 2016, the Company had total current assets of $3,797,357 and total current liabilities of $2,715,654 respectively, compared to $3,985,108 and $2,886,137 as of December 31, 2015. Net working capital was $1,081,703 on June 30, 2016 as compared to net working capital of $1,098,971 on December 31, 2015.

Net cash used in operating activities amounted to $362,875 for the six months ended June 30, 2016, as compared to net cash used from operating activities $1,908,654 for the six months ended June 30, 2015.

There was net cash of $522 used in investing activities for the six months ended June 30, 2016 and $201,718 of net cash used in investing activities in the six months ended June 30, 2015.

On an on-going basis, we may take steps to identify and plan our needs for liquidity and capital resources and to fund our day-to-day business operations. Our future capital expenditures will include, among others, expanding our product portfolios, conducting large scale long term marketing campaigns, and making acquisitions as deemed appropriate.

Based on our current plans for the next 12 months, we anticipate that the sales of the Company’s tea products will be the primary organic source of funds for future operating activities in 2016. However, to fund continued expansion of our operations and extend our reach to broader markets, and to acquire additional entities, as we may deem appropriate, we may raise capital through public or private offerings. There is no assurance that we will be able to obtain such funding on acceptable terms, if at all.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with US GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, prepaid expenses, payables and accrued expenses. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. We consider the carrying values of our financial instruments in the consolidated financial statements to approximate fair value, due to their short-term nature.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets, usually three to seven years.

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. We do not believe that there has been any impairment to long-lived assets as of June 30, 2016 and 2015.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2016. Based upon that evaluation, the Company’s chief executive officer concluded that the Company’s disclosure controls and procedures were ineffective; however, the Company is taking steps to remediate the deficiency. As noted above the Company is currently developing a set of disclosure controls and procedures and considering engaging outside service providers to provide expertise on this matter.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2016

By:	/s/ Wenchang Gu
Wenchang Gu Chief Executive Officer, Chief Financial Officer, President, and Chairman (Principal Executive Officer, Principal Accounting and Financial Officer)

