Form 10-Q
period 2016-09-30
Image Chain Group Limited, Inc.
filed 2016-12-22
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

Or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-55326

IMAGE CHAIN GROUP LIMITED, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-4333787
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Unit 07, 15F Convention Plaza Office Tower 1 Harbour Rd., Wan Chai, Hong Kong, China
(Address of principal executive offices)	(Zip Code)

(852) 3188-2700

(Registrant’s telephone number, including area code)

N/A

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

[X] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] YES [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[  ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[  ] YES [  ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

395,000,000 common shares issued and outstanding as of December 13, 2016.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

IMAGE CHAIN GROUP LIMITED, INC.

UNaudited Consolidated Financial statements

AS OF SEPTEMBER 30, 2016 AND December 31, 2015

(STATED IN U.S. DOLLARS)

3

IMAGE CHAIN GROUP LIMITED, INC.

4

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Image Chain Group Limited, Inc.

We have reviewed the accompanying interim consolidated balance sheets of Image Chain Group Limited, Inc. (the “Company”) as of September 30, 2016 and December 31, 2015, and the related statements of operations and comprehensive loss and the statements of cash flows for the nine month periods ended September 30, 2016 and 2015. These interim consolidated financial statements are the responsibility of the Company’s management.

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

San Mateo, California	WWC, P.C.
December 13, 2016	Certified Public Accountants

IMAGE CHAIN GROUP LIMITED, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30, 2016	December 31, 2015
		(Audited)
ASSETS
Current assets
Cash and cash equivalents	$54,865	$78,753
Accounts receivable, net	10,739	10,389
Advanced to suppliers	478,187	680,178
Inventories	703,697	447,972
Refundable deposits	-	48,920
Other receivables, net	2,450,226	2,468,538
Related party receivable	76,990	250,303
Prepaid tax	10,414	55
Total current assets	$3,785,118	$3,985,108

Non-current assets
Property, plant and equipment, net	207,939	232,180
TOTAL ASSETS	$3,993,057	$4,217,288

LIABILITIES AND STOCKHOLDERS’ EQUITY

COMMITMENTS AND CONTINGENCIES

Current liabilities
Accounts payable	397,268	491,643
Tax payable	457	1,730
Other payables	352,983	372,374
Accrued liabilities	379,417	387,927
Related party payable	81,078	68,665
Customer advance	1,537,840	1,563,798
TOTAL LIABILITIES	$2,749,043	$2,886,137

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	5,000	5,000
Common stock, US$0.001 par value, 400,000,000 shares authorized, 395,000,000 and 70,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	395,000	395,000
Additional paid in capital	67,036,674	67,036,674
Subscription receivable	(59,160,283)	(59,464,013)
Accumulated deficit	(7,158,518)	(6,718,613)
Accumulated other comprehensive income	126,141	77,103
TOTAL STOCKHOLDERS’ EQUITY	1,244,014	1,331,151

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,993,057	$4,217,288

See Notes to Financial Statements and Accountants’ Report

IMAGE CHAIN GROUP LIMITED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS)/INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Sales, net	$21,146	$37,490	$319,647	$260,383
Cost of sales	10,325	44,173	159,800	131,900
Gross profit/(loss)	10,821	(6,683)	159,847	128,483

Operating expenses:
Selling, general and administrative expenses	67,126	1,404,295	599,969	6,487,409
Total operating expenses	67,126	1,404,295	599,969	6,487,409

Loss from operations	(56,305)	(1,410,978)	(440,122)	(6,358,926)

Other income (expense):
Interest income	-	40	-	147
Other income	-	-	228	8,960
Other expense	(2)	(70)	(2)
	(2)	(30)	226	9,107

Loss before income taxes	(56,307)	(1,411,008)	(439,896)	(6,349,819)

Provision for income tax	-	-	9	-

Net loss	$(56,307)	$(1,411,008)	$(439,905)	$(6,349,819)

Other comprehensive income:
Foreign currency translation adjustment gain/(loss)	2,216	22,131	49,038	(4,773)

Comprehensive loss	$(54,091)	$(1,388,877)	$(390,867)	$(6,354,592)

Net loss per share
Basic	$-	$-	$-	$(0.03)
Diluted	$-	$-	$-	$(0.03)

Weighted average number of common shares outstanding
Basic	395,000,000	395,000,000	395,000,000	202,628,676
Diluted	395,000,000	395,000,000	395,000,000	202,628,676

See Notes to Financial Statements and Accountants’ Report

IMAGE CHAIN GROUP LIMITED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	For the nine months ended September 30,
	2016	2015
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(439,905)	$(6,349,819)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation
Depreciation	24,547	21,655

Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	(443,173)	(44,612)
Decrease in advance to suppliers	201,991	(563,672)
Increase in inventories	(255,725)	(1,214,483)
Decrease/(increase) in refundable deposit	48,920	(47,678)
Decrease/(increase) in other receivable	461,135	(1,488,464)
Decrease/(increase) in related party receivable	173,313	(470,501)
Increase in prepaid taxes	(10,359)	-
(Decrease)/increase in accounts payable	(94,375)	404,658
(Decrease)/increase in taxes payable	(1,273)	2,872
(Decrease)/increase in other payables	(19,391)	365,596
(Decrease)/increase in accrued liabilities	(8,510)	385,675
Decrease in related party payable	12,413	423,856
(Decrease)/increase in customer advances	(25,958)	1,115,816
Net cash (used in) /provided by in operating activities	(376,350)	(7,459,101)

CASH FLOWS USED IN FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(306)	(212,967)
Net cash used in investing activities	(306)	(212,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	7,745,884
Reduction in subscription receivable from receipt of proceeds	303,730	-
Net cash provided by financing activities	303,730	7,745,884

Effect of exchange rate changes on cash and cash equivalents	49,038	(4,773)

Net decrease in cash and cash equivalents	(23,888)	66,043

Cash and cash equivalents, beginning balance	78,753	70,107
Cash and cash equivalents, ending balance	$54,865	$136,150

SUPPLEMENTAL DISCLOSURES:
Interest received	$-	$147
Interest paid	$-	$-
Income tax paid	$-	$-

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

Organization History of Silver Channel Industrial Limited and its subsidiaries

On January 28, 2011, Silver Channel incorporated Heyuan Image Equipment Import Export Co., Ltd. (“Heyuan Image”) as a wholly foreign owned enterprise (“WFOE”) registered in Heyuan City, Guangdong Province, PRC. Heyuan Image was dormant for the six months ended and year ended September 30, 2016 and December 31, 2015. Heyuan Image is wholly owned by Silver Channel. Heyuan Image has a registered capital of HKD 4,000,000 of which HKD 3,380,000 has been paid up.

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2016, the detailed identities of the consolidating subsidiaries are as follows:

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(f) Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of September 30, 2016, cash and cash equivalents were mainly denominated in HKD and were placed with banks in Hong Kong. Cash and cash equivalents denominated in RMB may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

As of September 30, 2016, no provision for allowance for doubtful accounts was provided.

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exchange Rates	9/30/2016	12/31/2015	9/30/2015
Period/Year end RMB : US$ exchange rate	6.6693	6.4907	6.3468
Average period/year RMB : US$ exchange rate	6.5792	6.2175	6.1614

Period/Year end HKD : US$ exchange rate	7.7547	7.7504	7.7499
Average period/year HKD : US$ exchange rate	7.7632	7.7521	7.7527

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is table of the Company’s financial instruments:

As of September 30, 2016:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$54,865	$-	$-	$54,865

As of December 31, 2015:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$78,753	$-	$-	$78,753

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2016, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

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

As of September 30, 2016, the Company had accumulated deficits of $7,158,518 due to the substantial losses in operation in the current year. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	September 30, 2016	December 31, 2015

Yunnan Image	$-	$323,493
Less: Impairment loss	-	(323,493)
Total goodwill	$-	$-

The Company reviews the carrying value of the goodwill for impairment regularly. For the year ended December 31, 2015, the Company reviewed the carrying value of its goodwill and provided an impairment for such goodwill since the acquisition of Yunnan Image has not generated positive cash flow.

5. OTHER RECEIVABLES

	September 30, 2016	December 31, 2015

Other receivables	$2,893,049	$2,911,361
Less: Allowance for doubtful accounts	(442,823)	(442,823)
Other receivables, net	$2,450,226	$2,468,538

6. INVENTORIES

	September 30, 2016	December 31, 2015

Raw materials	$236,625	$169,397
Packing materials	13,960	14,344
Finished goods	453,112	264,231
	$703,697	$447,972

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2016	December 31, 2015

Building	$19,037	$19,561
Motor vehicle	229,460	230,188
Plant and equipment	16,400	17,890
Leasehold improvement	$3,048	$-
	267,945	267,649
Less: Accumulated depreciation	(60,006)	(35,459)
	$207,939	$232,180

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $16,298 and $21,655, respectively.

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

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for nine months ended September 30, 2016 and 2015:

	9/30/2016	9/30/2015
Loss attributed to PRC & Hong Kong	$(356,864)		$(1,133,557)
Loss attributed to US	(83,032)		(5,213,262)
Income before tax	(439,896)		(6,349,819)

PRC Statutory Tax at 25% Rate	-		-
Effect of tax exemption granted	-		-
Income tax		$	$-

Per Share Effect of Tax Exemption

	9/30/2016	9/30/2015
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	395,000,000	202,628,676
Per share effect	$-	$-

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for nine months ended September 30, 2016 and 2015:

	9/30/2016	9/30/2015
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	-25%	-25%
The Company’s effective tax rate	0%	0%

9. LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(56,307)	$(1,411,008)	$(456,056)	$(6,349,819)

Denominator:
Weighted average common shares outstanding	395,000,000	395,000,000	395,000,000	202,628,676
Basic loss per share	$-	$-	$-	$-

Diluted earnings per share:
Numerator:
Net loss used in computing diluted earnings per share	$(56,307)	$(1,411,008)	$(439,905)	$(6,349,819)

Denominator:
Weighted average common shares outstanding	395,000,000	395,000,000	395,000,000	202,628,676
Diluted loss per share	$-	$-	$-	$(0.03)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

10. OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in stockholders’ equity as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015

Accumulated other comprehensive income, beginning of period	$77,103	$41,131
Change in cumulative translation adjustment	49,038	35,972
Accumulated other comprehensive income, end of period	$126,141	$77,103

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. RELATED PARTY TRANSACTION

Related party receivable consisted of the following:

	September 30, 2016	December 31, 2015

Image Industrial Development Limited, same management personnel	$24,573	$8,392
Wu Junrui, former director	52,417	49,328
Lin Qi Shui, chairman of Yunnan Image	-	192,583
	$76,990	$250,503

The amounts are unsecured, interest-free and due on demand.

Related party payable consisted of the following:

	September 30, 2016	December 31, 2015

Wu Ping, director of Yunnan Image	7,608	68,665
Lin Qi Shui, chairman of Yunnan Image	73,470	-
	$81,078	$68,665

The amounts are unsecured, interest-free and due on demand.

Beginning May 2016, the Company is currently subleasing an office space from a related party, Image Industrial Development Limited, on a month to month basis at a monthly rate of about $ 4,705 (HKD 36,518).

12. RISKS CONCENTRATION

As of September 30, 2016, the Company had two suppliers in procuring tea. Payment in form of advances were paid to the supplier as part of its procurement process. This is due in part to the Company’s development of its product portfolio specifically for Pu’er tea, which is grown and harvested in Yunnan Province, PRC. As the Company expands its product portfolio to incorporate other teas, it expects to source different teas from different suppliers in different geographic areas in the PRC.

A. Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable. For the nine months ended September 30, 2016, one customer accounted for 71% of revenue, respectively.

As of September 30, 2016, three customers accounted for 18%, 31%, and 44% of accounts receivable.

B. Major Vendors and Accounts Payable

The Company had certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the nine months ended September 30, 2016, one vendor accounted for 100% of accounts payable.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

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

Results of Operations

The following provides selected financial data about our company for the three and nine month periods ended September 30, 2016 and 2015.

Three months ended September 30, 2016 and 2015.

	Three months ended September 30, 2016	Three months ended September 30, 2015
Sales	$21,146	$37,490
Cost of Sales	$10,325	$44,173
Operating expenses	$67,126	$1,404,295
Other income (expenses):
Interest income	$-	$40
Other expense	$(2)	$(70)
Net loss	$(56,307)	$(1,411,008)

The Company recognized $21,146 in sales revenues for the three months ended September 30, 2016, as compared to $37,490 for the three months ended September 30, 2015, representing a decrease of approximately 44%. The change in the amount of sales revenue is a result of recovery from the Chinese economy downturn.

For the three months ended June 30, 2016, the Company recognized cost of sales of 10,325 as compared to $44,173 for the same period in 2015, representing an approximate decrease of 77%. The principal reason for the decrease is due to the decrease in sales.

For the three months ended September 30, 2016, the Company recorded operating expenses totaling $67,126, a decrease of approximately 95% compared to operating expenses of $1,404,295 for the three months ended September 30, 2015. The decrease in operating expenses is primarily due to the decrease in general and administrative expenses.

As a result of the factors discussed above, the Company’s net loss was $56,307 for the three months ended September 30, 2016, as compared to net loss of $1,411,008 during the three months ended September 30, 2015. The primary reason for the change is the decrease of operating expenses.

Nine months ended September 30, 2016 and 2015.

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Sales	$319,647	$260,383
Cost of Sales	$159,800	$131,900
Operating expenses	$599,969	$6,487,409
Other income (expenses):
Interest income	$-	$147
Other income	$228	$8,960
Other expense	$(2)	$ Nil
Net loss	$(439,905)	$6,349,819

The Company recognized $319,647 in sales revenues for the nine months ended September 30, 2016, as compared to $260,383 for the nine months ended September 30, 2015, representing an increase of approximately 23%. The change in the amount of sales revenue is a result of prospering overall Chinese economy.

For the nine months ended September 30, 2016, the Company recognized cost of sales of $159,800 as compared to $131,900 for the same period in 2015, representing a 21% increase. The principal reason for this increase is the increase in sales.

For the nine months ended September 30, 2016, the Company recorded operating expenses totaling $599,969, a decrease of approximately 91% comparing to operating expenses of $6,487,409 for the nine months ended September 30, 2015. This decline in operating expenses was primarily caused by the decrease in general and administrative expenses.

As a result of the factors discussed above, the Company’s net loss was $439,905 for the nine months ended September 30, 2016, as compared to a net loss of $6,349,819 during the nine months ended September 30, 2015. The reason for the change was primarily due to the decrease of operating expenses.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 31, 2016, and December 31, 2015, respectively.

Working Capital

	As at September 30, 2016	As at December 31, 2015
Total current assets	$3,785,118	$3,985,108
Total current liabilities	$2,749,043	$2,886,137
Working capital	$1,036,075	$1,098,971

Cash Flows

	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015
Net cash used in operating activities	$(376,350)	$(7,459,101)
Net cash used in investing activities	$(306)	$(212,967)
Net cash provided by financing activities	$303,730	$7,745,884
Effect of foreign exchange on cash	$49,038	$(4,773)
Increase (Decrease) in cash	$(23,888)	$66,043

We had cash and cash equivalents of $54,865 as of September 31, 2016 compared to cash and cash equivalents of $78,753 as of December 31, 2015. We had a working capital of $1,036,075 as of September 31, 2016 compared to a working capital of $1,098,971 as of December 31, 2015.

The report of our auditors on our audited consolidated financial statements for the fiscal year ended December 31, 2015, contains a going concern qualification as we have suffered substantial losses in operations. We will remain dependent on financings and loans or advances from our officers, directors or others to continue our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

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

Recently Issued Accounting Pronouncements

(See “Recent Accounting Pronouncements” in Note 2 (w) of Notes to the Financial Statements.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certification

32.1**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101	Interactive Data Files

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith
**Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE CHAIN GROUP LIMITED, INC.
(Registrant)

Dated: December 22, 2016	/s/ Wenchang Gu
Wenchang Gu
Chief Executive Officer, President, Chief Financial Officer and Chairman
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

