Form 10-K
period 2016-12-31
Image Chain Group Limited, Inc.
filed 2017-04-18
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 000-55326

IMAGE CHAIN GROUP LIMITED, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-4333787
(State or other jurisdiction of incorporation or organization)	IRS Employer (Identification No.)

Room 503, 5F, New East Ocean Centre, 9 Science Museum Road,
Kowloon, Hong Kong, China	N/A
(Address of principal executive offices)	(Zip Code)

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

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $25 million based on the closing price on June 30, 2016.

The number of shares of common stock, par value $0.001 (the “Common Stock”), outstanding as of April 17, 2017 is 395,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business.

Company History and Recent Developments

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

On May 5, 2015, ICGL entered into a share exchange agreement (the “Exchange Agreement”) with FDHG and Wu Jun Rui, on behalf of himself and certain other individuals who are to receive shares of ICGL pursuant to the Exchange Agreement (the “Shareholders”). On the terms and subject to the conditions set forth in the Exchange Agreement, on May 5, 2015, Wu Jun Rui transferred all 50,000 shares of FDHG common stock, consisting of all of the issued and outstanding shares of FDHG, to ICGL in exchange for the issuance to the shareholders of 59,620,000 shares of the Company’s common stock, par value $.001 per share and 5,000,000 shares of the Company’s preferred stock, par value $.001 per share. The preferred stock was issued to Mr. Xinyuan Yang. Because the Company’s original articles of incorporation did not specifically designate the preferred stock as “preferred stock,” and did not designate the rights and privileges of the preferred stock, on February 13, 2017 the Company filed with the Secretary of State of the State of Nevada a Certificate of Correction (the “Certificate of Correction”), authorized under Chapter 78.0296 of the Nevada Revised Statutes, which revised the originally filed articles of incorporation of the Company to designate the Additional Shares as preferred stock, par value $0.001 per share, which changes were retroactively effective as of the original filing date of the Company’s articles of incorporation. Concurrently with the filing of the Certificate of Correction, the Company also entered into a Stock Settlement and Release Agreement (the “Release Agreement”) with Mr. Yang in which the Company agreed to issue to Mr. Yang 5,000,000 shares of common stock in exchange for (i) the transfer to the Company and cancellation of the 5,000,000 shares of preferred stock issued to Mr. Yang in connection with the Exchange Agreement and (ii) an agreement by Mr. Yang to release the Company from any and all liability in connection with prior transactions between the Company and Mr. Yang, including but not limited to the Exchange Agreement.

As a result of the closing of the Exchange Agreement, FDHG became the Company’s wholly owned subsidiary. At the closing, FDHD was the parent company of Silver Channel Industrial Ltd., a Hong Kong company. Heyuan Image Machinery Import and Export Co., Ltd., a P.R.C. company, is the wholly-owned subsidiary of Silver Channel Industrial Ltd. (“Silver Channel”). Guangzhou Image Agricultural Technology Ltd., a Guangzhou company (“Guangzhou Image”), is the wholly-owned subsidiary of Heyuan Image Machinery Import and Export Co., Ltd. (“Heiyuan Image”). Guangzhou Image Agricultural Technology Ltd. owns 100% of the capital stock of Yunnan Image Tea Industrial Ltd. (“Yunnan Image”). Through the aforementioned companies, ICGL altered its business plan to manufacture and sell “Image Tea”-branded tea products from its tea garden in Yunnan Province.

On or about November 15, 2016, the Company’s subsidiary FDHG disposed of its ownership in Silver Channel, which include all of the assets and liabilities of Silver Channel, Heiyuan Image, Guangzhou Image, and Yunnan Image (the “Disposition Event”). All of the Company’s substantial operations were conducted through these subsidiaries of FDHG. The disposition was carried out by the sole director of both FDHG and Silver Channel. Following the closing of the Disposition Event, ICGL became a shell company, as defined in Rule 12b-2 under the Exchange Act. The Disposition Event is evidenced by a bought and sold note stamped by the Inland Revenue Department of Hong Kong, which we believe is a legally binding document. Because ICGL does not currently have any substantial operations, we are currently reviewing potential acquisition targets.

On February 14, 2017, the Company entered into a share exchange agreement (the “ICSML Agreement”) with Image Convenience Store Management Limited, a company registered under the laws of the British Virgin Islands (“ICSML”), and Wang Fa Sung, the sole shareholder of ICSML (the “Seller”). Pursuant to the ICSML Agreement, the Company agreed to acquire one share of ICSML, representing 100% of ICSML’s issued and outstanding stock, from the Seller in exchange for the issuance of 200,000,000 shares of the Company’s common stock, after giving effect to a 1-for-100 reverse stock split (the “Reverse Stock Split”) and other transactions provided for in the ICSML Agreement (the “ICSML Exchange”). As of the date of filing of this Annual Report on Form 10-K, the Company has not yet effected the Reverse Stock Split and has not closed the ICSML Exchange. The closing of the ICSML Exchange was initially expected to occur no later than May 13, 2017, however we anticipate that we will need to amend the ICSML Agreement to postpone closing of the ICSML Exchange.

Corporate Structure

Prior to the Disposition Event, the Company, through its wholly owned operating subsidiaries, was in the business of promoting and distributing its owned branded teas that are grown, harvested, cured, and package in the People’s Republic of China (“PRC”). The Company products were sold in the PRC for domestic consumption.

FDHG is an investment holding company incorporated on January 8, 2015 and is domiciled in the British Virgin Islands. FDHG continues to be a wholly-owned subsidiary of ICGL.

As of the filing of this Annual Report on Form 10-K, ICGL is a shell company, as defined in Rule 12b-2 under the Exchange Act. As a shell company, ICGL does not own substantial operating assets.

Our Products, Services and Customers

Following the Disposition Event, ICGL is not engaged in the manufacture, marketing and selling of tea products or any other goods or services. We are currently considering corporate acquisition targets. We have identified a number of potential targets and have begun performing initial diligence. With the exception of the ICSML Agreement described above in this Item 1 to the Annual Report on Form 10-K, we have not entered into any definitive agreements with any potential investment targets.

Competition

We face substantial competition from private equity funds, strategic corporate acquirers, high net worth and ultra high net worth individuals, family wealth offices, sovereign wealth funds, public pension funds and any other entities or individuals looking to acquire performing assets in the Asian region. ICGL continues to seek performing assets in the consumer products industry serving the domestic PRC market. We believe that our history of manufacturing, marketing and selling quality tea products in the domestic PRC market provides us with the experience that we need to develop and maintain a competitive advantage in the sectors that we seek to enter.

Government and Industry Regulation

Consumer products being sold in the PRC are subject to central government regulation as well as provincial government regulation in the provinces in which products are sold. Business and product licenses must be obtained through application to the central, provincial and local governments. Business, company and product registrations are certified on a regular basis and companies must comply with the laws and regulations of the PRC, provincial and local governments and industry agencies.

If we enter the health foods and consumer product sectors that we are contemplating, we will be required to comply with applicable hygiene and food safety standards in relation to our production processes. Failure to pass these inspections, or the loss of or failure to renew our licenses and permits, could require us to temporarily or permanently suspend some or all of our production activities, which could disrupt our operations and adversely affect our business.

Employees

As of the date of this report, we have 8 employees. We have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

Intellectual Property

We currently do not have any patents, trademarks, licenses, franchises, concessions, royalty agreements, or labor contracts.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Our corporate headquarters are located at Room 503, 5F, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong, China, where we lease approximately 1900 square feet of office space under a lease that expires in October 31, 2017. Our monthly lease payment for this office space is approximately $90.40. We believe the leased premise is sufficient to meet the immediate needs of our business.

Item 3. Legal Proceedings.

As of the date of this annual report, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge no such proceedings have been threatened against the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets (“OTCQB”) under the symbol “ICGL”.

The table below sets forth the high and low closing prices of the Company’s Common Stock during the periods indicated as reported by the OTC Markets. The Company’s Common Stock was initially quoted on the OTCQB on January 3, 2015.

	Bid Price
	HIGH	LOW
Period ended April 13, 2017	5.00	5.00
First Quarter ended March 31, 2017	$16.00	$2.00
FISCAL YEAR 2016:		$
Fourth Quarter ended December 31, 2016	$13.00	$13.00
Third Quarter ended September 30, 2016	$20.00	$7.30
Second Quarter ended June 30, 2016	$9.50	$7.75
First Quarter ended March 31, 2016	$10.00	$7.00
FISCAL YEAR 2015:		$
Fourth Quarter ended December 31, 2015	$9.00	$6.99
Third Quarter ended September 30, 2015	$8.00	$5.00
Second Quarter ended June 30, 2015	$6.25	$0.55
First Quarter ended March 31, 2015	$6.25	$0.01

Holders

As of the date of this report there were approximately 264 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during its fiscal years ended December 31, 2016 or 2015.

To the extent ICGL has any future earnings, it will likely retain earnings to expand corporate operations and not use such earnings to pay dividends.

Transfer Agent and Registrar

The transfer agent and registrar for ICGL’s common stock is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725, telephone 813-344-4490.

Repurchases of Our Securities

None.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

Not applicable.

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

There is no assurance that ICGL will be profitable in the near future, ICGL may not be able to source and consummate attractive acquisitions and may not successfully develop, manage or market the products and services of future acquired companies, ICGL may not be able to attract or retain qualified executives and personnel, ICGL may not be able to obtain customers for products or services that it markets in the future, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in ICGL’s businesses.

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

Overview

Image Chain Group Limited, Inc. (formerly Have Gun Will Travel Entertainment, Inc.) (“ICGL”, “we”, “us” or the “Company”) was incorporated under the laws of Nevada on December 18, 2013, and initially sought to create reality television programming. On June 11, 2015, the Company amended its Articles of Incorporation in order to change its name to Image Chain Group Limited, Inc. and to increase the authorized shares of common stock from 70,000,000 to 400,000,000 (the “Amendments”). The name change was undertaken in order to more closely align with the operations of the Company’s wholly-owned subsidiary, Fortune Delight Holdings Group Ltd (“FDHG”). The increase in authorized shares was undertaken to allow the Company to utilize the newly available shares to raise capital.

On May 5, 2015, ICGL entered into a share exchange agreement (the “Exchange Agreement”) with FDHG and Wu Jun Rui, on behalf of himself and certain other individuals who are to receive shares of ICGL pursuant to the Exchange Agreement (the “Shareholders”). On the terms and subject to the conditions set forth in the Exchange Agreement, on May 5, 2015, Wu Jun Rui transferred all 50,000 shares of FDHG common stock, consisting of all of the issued and outstanding shares of FDHG, to ICGL in exchange for the issuance to the shareholders of 59,620,000 shares of the Company’s common stock, par value $.001 per share and 5,000,000 shares of the Company’s preferred stock, par value $.001 per share. On February 13, 2017 the Company filed with the Secretary of State of the State of Nevada a Certificate of Correction (the “Certificate of Correction”) to correct a mistake made in the Company’s original Articles of Incorporation with regard to the preferred stock issued in connection with the Exchange Agreement. The Company also entered into an agreement in which the holder of the preferred stock agreed to retire the preferred stock in exchange for receiving an equal number of common stock of the Company.

As a result of the closing of the Exchange Agreement, FDHG became the Company’s wholly owned subsidiary. FDHD, through its subsidiaries, manufactured and sold “Image Tea”-branded tea products from its tea garden in Yunnan Province.

On or about November 15, 2016, FDHG disposed of its ownership of all operating assets, and as a result ICGL became a shell company, as defined by Rule 12b-2 under the Exchange Act (the “Disposition Event”). The Disposition Event is evidenced by a bought and sold note stamped by the Inland Revenue Department of Hong Kong, which we believe is a legally binding document. Because ICGL does not currently have any substantial operations, we are currently reviewing potential acquisition targets.

Results of Operations

As a result of the Disposition Event, the Company does not currently have any substantial operations and is a shell company, as such term is defined in Rule 12b-2 under the Exchange Act. Because of the Disposition Event, the Company has restated our 2015 financial statements to reflect accurate comparable financial data between the period ended December 31, 2016, and 2015. As of December 31, 2016, the Company had accumulated deficits of $59,396,596 due to the substantial losses incurred in operations that have been discontinued in 2016, and management’s previous plan to support the Company’s operations and maintain its business strategy by raising additional funds through public and private offerings, or loans from related parties, or to rely on officers and directors to perform essential functions with minimal compensation was unsuccessful.

Discontinued Operations Nine month Period Ended September 30, 2016 Compared to Fiscal year Ended December 31, 2015

Note 8 of Notes to the Financial Statements sets forth the financial information of the discontinued operations of the Company, for the nine months ended September 30, 2016, and for the fiscal year ended December 31, 2015. After taking into account the reduced time period for reporting the financial information for 2016, from the fiscal year ended December 31, 2015 to the nine month period ended September 30, 2016, the Company experienced a considerable 77% reduction in net sales, an increase of accrued liabilities from $2,321 to $578,799, and a 57% increase in inventories. We attribute these considerably divergent numbers to a lack of focus on the part of management of our operating subsidiaries, deterioration in the quality of inventories from water and moisture damage, and mismanagement of Company expenses at the operating subsidiary level.

Fiscal year Ended December 31, 2016 Compared to Fiscal year Ended December 31, 2015

As a result of the Disposition Event, the Company does not currently have any substantial operations and is a shell company, as such term is defined in Rule 12b-2 under the Exchange Act.

The Company’s operating loss from continuing operations was $51,821,967 for the fiscal year ended December 31, 2016, as compared to $7,128,165 for the same period in 2015. This is mostly attributable to a $41,661,015 write-off of subscription receivable, as the Company’s management determined that it would no longer pursue payment for shares issued but not yet paid up.

Liquidity and Capital Resources

The Company did not have cash or cash equivalents at December 31, 2016. As a shell company, our operating expenses are minimal, and we intend to finance future acquisitions by issuing shares of capital stock of the Company.

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

The Company’s financial instruments include other receivable, and balances due from and due to related parties. Management estimates the carrying amounts of the related party financial instruments approximate their fair values due to their short-term nature.

Valuation of Long-Lived Assets

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

Recent Accounting Pronouncements

(See “Recent Accounting Pronouncements” in Note 2 of Notes to the Financial Statements.)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are set forth beginning in Item 15 of this Annual Report on Form 10-K, beginning on page F-1, and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 18, 2015, the Company and Sadler, Gibb & Associates LLC (“Sadler”) mutually agreed to terminate Sadler’s engagement as independent accountants to the Company because Sadler does not have an office in China or the ability to translate Chinese. The termination of Sadler was approved by the Company’s Board of Directors on May 7, 2015. There had been no disagreements with Sadler on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On April 20, 2015, the Company’s subsidiary, FDHG, engaged WWC, Professional Corporation Certified Public Accountants as its independent accountant to provide auditing services for FDHG for the periods prior to the date of the Exchange Agreement between the Company and FDHG, and on a going-forward basis for the Company and FDHG following the termination of Sadler’s services to the Company. Prior to such engagement, the Company had no consultations with WWC, Professional Corporation Certified Public Accountants. The decision to hire WWC, Professional Corporation Certified Public Accountants was approved by the Company’s Board of Directors.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Commission. Wenchang Gu, our Principal Executive Officer and our Principal Financial Officer, is responsible for establishing and maintaining our disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer has concluded that, as of December 31, 2016, these disclosure controls and procedures were not effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2016.

The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Our Principal Executive Officer and Principal Financial Officer concludes that our disclosure controls and procedures were not effective, as of the end of the period covered by this Form 10-K. Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the Principal Executive Officer and Principal Financial Officer as to their effectiveness.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:

As of the date of this Annual Report, Our Board of Directors consisted of one member. Our current director and executive officer is:

Name	Age	Position

Wenchang Gu	63	President, Treasurer, Secretary and Director

From 2006 to the present, Mr. Gu has been the Manager at Fuhai Tea Industrial Ltd., where he developed a tailor-made tea concept that became one of the top three daily trade tea products in the Chinese market. From 2013 until the Disposition Event described in Item 1 to this Annual Report on Form 10-K, Mr. Gu was the Business Development Manager at Yunnan Image Tea Industrial Ltd., where he developed the company’s business. Mr. Gu is the Commerce member of the Guangzhou Fujian Chamber and the committee member of Hainan Eaglewood Collection Association.

Employment Agreements

We currently do not have employment agreements with Mr. Gu.

Family Relationships

There are no family relationships between any of our directors or executive officers.

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

Involvement in Certain Legal Proceedings

To our knowledge, no director, nominee for director, or executive officer of the Company has been a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

Board Committees

Audit committee

We do not have a separately-designated standing audit committee. The Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board of Directors when performing the functions that would generally be performed by an audit committee. The Board of Directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

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

Item 11. Executive Compensation.

Executive Compensation

No officer or director has received annual compensation since the inception of the Company. There has been no compensation awarded to, earned by, or paid to the named executive officer or director. As we source and acquire performing assets, we hope to generate sufficient revenues to hire and begin paying salaries to officers and directors.

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

Outstanding Equity Awards at Fiscal year-End

The company has not issued any equity awards during fiscal years 2016 and 2015.

Director’s Compensation

No director has received any compensation for his or her role on the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of officers, directors and persons holding more than 5% of any class of ICGL’s voting securities.

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our shares of common stock by (i) each executive officer and director, (ii) all executive officers and directors as a group, and (iii) beneficial owners of 5% or more of the outstanding common stock of the Company. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 395,000,000 shares issued and outstanding as of April 17, 2017. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The Company does not maintain any equity compensation plans.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class (2)
Wenchang Gu (1)	0	0
All Executive Officers and Directors as a Group	0	0
(one persons)
Image Industrial Development Ltd. (3)	78,853,000	20%
Shenzhen Qianhai Ronggan Investment Management Co. Ltd (4)	50,000,000	12.7%

(1)	In care of Image Chain Group limited, Inc. Room 503, 5F, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong, China.

(2)	Indicates shares of common stock, par value $0.001 per share.

(3)	Image Industrial Development Ltd. business address is RM C, 15/F, Full Win Comm CTR, 573 Nathan Rd., Mongkok, KLN Hong Kong, China. Mr. Ping Wu holds the voting and dispositive power over the securities held by Image Industrial Development Ltd.

(4)	Shenzhen Qianhai Ronggan Investment Management Co. Ltd business address is Block A, Room 201, Shenzhen Qianhai Deep Harbor Morden Service Industry, Hezuoqu Management Ju, Qianhai, Shenzhen, PRC.

Change in Control Arrangements

As of December 31, 2016, there are no arrangements that would result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The Company operates its principal office under a sublease with Image Industrial Development Ltd., an entity that owns 20% of the issued and outstanding common equity of the Company. Under our sublease, we pay approximately $90.40 per month in rental payments, which represents a substantial discount to the prevailing market rental rates for comparable office space.

Director Independence

We adhere to the NASDAQ listing standards in determining whether a director is independent. Our board of directors consults with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The NASDAQ listing standards define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Consistent with these considerations, and considering his position as an executive officer of the Company, we have determined that Mr. Gu does not qualify as an independent director. We do not maintain a compensation, nominating or audit committee.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid during the year ended December 31, 2016 for professional services rendered by WWC, Professional Corporation Certified Public Accountants.:

Accounting Fees and Services

	2016	2015
Audit Fees	$50,000	$30,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$50,000	$30,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

2. Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3. The following exhibits are filed as part of this Annual Report on Form 10-K

Exhibit No.	Title

3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment(2)
3.3	Bylaws(1)
21	Subsidiaries of the Registrant
31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed on February 5, 2014.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 12, 2015.

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE CHAIN GROUP LIMITED, INC.

April 17, 2017	By:	/s/ Wenchang Gu
Wenchang Gu
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wenchang Gu
Wenchang Gu	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), Director	April 17, 2017

INDEX TO FINANCIAL STATEMENTS

IMAGE CHAIN GROUP LIMITED, INC.

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Image Chain Group Limited, Inc.

We have audited the accompanying consolidated balance sheets of Image Chain Group Limited, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Chain Group Limited, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As detailed in Note 1 to the financial statements, during the year ended December 31, 2016, the Company disposed of all its substantial operations. Management did not assert that as part of the disposition procedures of such operations that a fair value for those assets was obtained by a third-party assessor. It was not clear to us, as auditor, that the management was able to exercise diligence on the transaction or the buyer of the discontinued operations.

San Mateo, California	WWC, P.C.
April 17, 2017	Certified Public Accountants

IMAGE CHAIN GROUP LIMITED, INC.

Audited consolidated Balance sheets

AS OF DEcember 31, 2016 AND 2015

	December 31, 2016	December 31, 2015
		(Restated)
ASSETS
Current asset
Other receivables, net	-	-
Due from related parties	49,328	874,338
Current liabilities of discontinued operations	-	2,188,680
TOTAL ASSETS	49,328	3,063,018

COMMITMENTS AND CONTINGENCIES

Current liabilities
Accrued liabilities	35,675	28,478
Due to related parties	-	63,854
Current liabilities of discontinued operations	-	3,320,511
TOTAL LIABILITIES	35,675	3,412,843

STOCKHOLDER’S EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding as of December 31, 2016 and 2015, respectively	5,000	5,000
Common stock, US$0.001 par value, 400,000,000 shares authorized, 395,000,000 and 70,000,000 shares issued and outstanding as of December 31, 2016 and 2015, respectively	395,000	395,000
Subscription receivable	-	(41,964,356)
Additional paid in capital	59,010,250	49,563,863
Accumulated deficit	(59,396,596)	(8,783,563)
Accumulated other comprehensive income	-	77,103
TOTAL STOCKHOLDERS’ EQUITY	13,653	(349,825)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	49,328	3,063,018

See Notes to Fianancial Statements and Accountants’ Report

IMAGE CHAIN GROUP LIMITED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE years ENDED DEcember 31, 2016 AND 2015

	For the years ended December 31,
	2016	2015
		(Restated)
Net sales	-	-
Cost of sales	-	-
Gross profit	-	-

Selling, general and administrative expenses	9,466,267	5,547,189

Loss from operations	9,466,267	5,547,189

Other income (expense):
Write-off of other receivables	-	(1,680,976)
Write-off of subscription receivable	(41,661,015)	-
Write-off of amounts due from related parties	(694,685)	-
	(42,355,700)	(1,680,976)

Loss before income taxes for continuing operation	(51,821,967)	(7,128,165)

Provision for income tax	-	-

Loss from continuing operations	(51,821,967)	(7,128,165)

Discontinued Operations:
Income (loss) from discontinued operations	611,789	(746,728)
Gain on disposal of subsidiaries	597,144	-
Net gain from discontinued operations, net of taxes	1,208,933	(746,728)

Net loss	(50,613,034)	(7,847,893)

Other comprehensive income	-	35,972

Comprehensive loss	(50,613,034)	(7,838,921)

Loss per share
Basic	(0.13)	(0.04)
Diluted	(0.13)	(0.04)

Weighted average number of common shares outstanding
Basic	395,000,000	207,091,563
Diluted	395,000,000	207,091,563

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of cash Flows

FOR THE years ENDED DEcember 31, 2016 AND 2015

	For the years ended December 31,
	2016	2015
		(Restated)
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	(50,613,034)	(7,874,893)

Loss from discontinued operations	(1,208,933)	746,728
Gain on disposal
Stock compensation	9,363,637	4,681,819
Write-off of other receivables	-	1,680,976
Write-off of subscription receivable	41,661,015
Write-off of amounts due from related parties	700,652	-
Changes in operating assets and liabilities:
Accrued liabilities	7,197	28,478
Net cash used in operating activities	89,466	(736,892)

CASH FLOWS USED IN FROM INVESTING ACTIVITIES
Cash increase from prior acquisition of discontinued operations	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances, net	(213,875)	(810,484)
Receipt of proceeds from share allotments in 2015	303,341	1,520,246
Net cash provided by financing activities	89,466	709,762

Effect of exchange rate changes on cash and cash equivalents	-	(3,685)

Net increase in cash and cash equivalents	-	-

Cash and cash equivalents, beginning balance	-	-
Cash and cash equivalents, ending balance	-	-

SUPPLEMENTAL DISCLOSURES:
Interest received	-	-
Interest paid	-	-
Income tax paid	-	-

Non-cash investing activities:
Reclassification of assets and liabilities held for disposal, net	-	1,131,831
Non-cash financing activities:
Forgiveness of debt by related party	82,750	-

IMAGE CHAIN GROUP LIMITED, INC.

CONSolidated Statements of stockholders’s equity

FOR THE years ENDED DEcember 31, 2016 AND 2015

(stated in us dollars)

	Number of Preferred Stock	Preferred Stock	Number of Common Stock	Common Stock	Subscription receivable	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total
Balance, January 1, 2015	5,000,000	5,000	70,000,000	70,000	-	-	(551,542)	41,131	(435,411)
Prior Period Adjustment							(1,107,822)		(1,107,822)
Net loss	-	-	-	-	-	-	(6,767,071)	-	(6,767,071)
Issuance of common stock for cash	-	-	58,575,000	58,575	-	3,157,267	-	-	3,215,842
Issuance of share based compensation	-	-	62,975,000	62,975	-	4,618,844	-	-	4,681,819
Share allotment	-	-	203,450,000	203,450	(41,964,356)	41,787,752	-	-	26,846
Foreign currency translation adjustment	-	-	-	-	-	-	-	35,972	35,972
Balance, December 31, 2015	5,000,000	5,000	395,000,000	395,000	(41,964,356)	49,563,863	(8,426,435)	77,103	(349,825)

Balance, January 1, 2016	5,000,000	5,000	395,000,000	395,000	(41,964,356)	49,563,863	(8,426,435)	77,103	(349,825)
Net loss							(50,970,162)		(50,970,162)
Forgiveness of debt by related party						82,750			82,750
Amortization of share based compensation						9,363,637			9,363,637
Receipt of proceeds from share allotments in 2015					303,341				303,341
Write-off of subscription receivable					41,661,015				41,661,015
Foreign currency translation adjustment reversal for disposal of foreign operations								(77,103)	(77,103)
Balance, December 31, 2016	5,000,000	5,000	395,000,000	395,000	-	59,010,250	(59,396,597)	-	13,653

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Share Exchange

On May 5, 2015, ICGL entered into a share exchange agreement (the “Exchange Agreement”) with FDHG and Wu Jun Rui, on behalf of himself and certain other individuals who were to receive shares of ICGL pursuant to the Exchange Agreement (the “Shareholders”). On the terms and subject to the conditions set forth in the Exchange Agreement, on May 5, 2015, Wu Jun Rui transferred all 50,000 shares of FDHG common stock, consisting of all of the issued and outstanding shares of FDHG, to ICGL in exchange for the issuance to the shareholders of 59,620,000 shares of the Company’s common stock, par value $.001 per share and 5,000,000 shares of the Company’s preferred stock, par value $.001 per share. The preferred stock is not convertible nor mandatorily redeemable; it does not pay dividends or carrying any voting rights.

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

On February 16, 2015, Guangzhou Image entered into an equity transfer agreement with all the shareholders of Yunnan Image Tea Industry Co., Ltd. (“Yunnan Image”). Guangzhou Image paid RMB 3,000,000 to all the shareholders of Yunnan Image for 100% equity interest in Yunnan Image. Yunnan Image is a limited liability company registered in Xishuangbanna, Yunnan Province PRC. Yunnan Image was incorporated on August 23, 2013. Yunnan Image is the primary operating entity to carry out the Company’s core business activities of selling and marketing its own branded teas. Yunnan Image is wholly-owned by Guangzhou Image. Yunnan Image had a registered capital of RMB 3 million. The capital has been paid up in its entirety.

Disposal of Silver Channel and its subsidiaries

On or about November 15, 2016, the Company’s subsidiary FDGH disposed of its ownership in Silver Channel which include all of the assets and liabilities of Silver Channel, Heiyuan Image, Guangzhou Image, and Yunnan Image. All of the Company’s substantial operations were conducted through the above four mentioned subsidiaries. The disposition was carried out by, Zheng Zewu, whom is the Director of both FDGH and Silver Channel. Silver Channel was sold to Hong Kong Private Medical Services Limited for nominal value as indicated by the bought and sold note stamped by the Inland Revenue Department of Hong Kong. The Company recorded a net gain on disposal, as those subsidiaries were a net liability to the Company. The Company did not retain special counsel or appraisers to determine a fair value for the disposition of Silver Channel and its subsidiaries. Silver Channel’s subsidiaries: Heiyuan Image, Guangzhou Image, and Yunnan Image, which are located in the PRC, were primarily managed by Mr. LinQishui whom is the authorized legal representative. It is unclear that the Company’s management would have been able to exercise diligence in determining a fair value for the sale of those subsidiaries located in the PRC, as they were primary components of the value of Silver Channel. Financial information regarding those subsidiaries were poorly kept and physical assets did not appear to be properly safeguarded. Limited inspections of the Company’s inventory indicated significant moisture on its tea products which would render their value to be impaired. The Company’s management did not find evidence that the management of the PRC subsidiaries made efforts to recover accounts or other receivables and employ proper controls over the Company’s bank and cash. Silver Channel was the owner of a luxury motor vehicle with dual license to operate in both in the mainland PRC and Hong Kong; there was no evidence to support that the value of the vehicle and the license were included in the determination of fair value for Silver Channel at the time it was disposed. Any previous net balances owed to the Company or FDGH by Silver Channel, Heiyuan Image, Guangzhou Image, and Yunnan Image have been determined as uncollectible by the Company’s management; accordingly, they have been written off.

As of the date of this report, after the disposal of Silver Channel, the Company does not currently have any substantial operations. The Company is currently reviewing potential acquisition targets.

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2016, the Company’s only subsidiary was FDHG.

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

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of December 31, 2015, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC. These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government. The Company had no cash or cash equivalents in its continuing operations at December 31, 2016.

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Exchange Rates	12/31/2016	12/31/2015
Year end RMB : US$ exchange rate	6.9472	6.4907
Average year RMB : US$ exchange rate	6.6418	6.2175

Year end HKD : US$ exchange rate	7.7617	7.7504
Average year HKD : US$ exchange rate	7.7521	7.7521

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The Company’s financial instruments include other receivable, and balances due from and due to related parties. Management estimates the carrying amounts of the related party financial instruments approximate their fair values due to their short-term nature.

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

(w) Recent Accounting Pronouncements

On January 5, 2016, the FASB issued ASU No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017.

On February 25, 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)”, its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized).

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

On March 15, 2016, the FASB issued ASU No. 2016-07 “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”, which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Consequently, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee would be added to the current basis of the investor’s previously held interest and the equity method would be applied subsequently from the date on which the investor obtains the ability to exercise significant influence over the investee. The ASU further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method.

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

On March 17, 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard (ASU 2014-09). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. Among other things, the ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is “a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer.” Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others.

The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 30, 2016, the FASB issued ASU No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. As a result, the Company has elected to early adopt this Update prospectively. As of December 31, 2016 and prior periods retrospective adjustments have not been applied.

As of December 31, 2016, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

As of December 31, 2016, and 2015 (restated), the Company had accumulated deficits of $59,396,596 and 8,783,563 due to the substantial losses incurred in operations that have been discontinued in 2016. There was substantial doubt regarding the Company’s ability to continue as going concern at December 31, 2016, and management’s previous plan to support the Company’s operations and maintain its business strategy by raising additional funds through public and private offerings, or loans from related parties, or to rely on officers and directors to perform essential functions with minimal compensation was unsuccessful.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the Company does not raise additional money via public or private offerings or related party loans, the Company may be unable to continue as going concern. Additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term.

The accompanying financial statements have been adjusted to the expected recoverable amounts. Management believes no further adjustments for recoverability and classification of assets or liabilities are necessary.

4.	INCOME TAX

The Company is subject to US Income taxes.

The Company’s subsidiary Fortune Delight Holdings Group Limited was incorporated in the British Virgin Islands. The British Virgin Islands is an income tax free jurisdiction.

Silver Channel, the Company former indirectly subsidiary was incorporated in Hong Kong and is subject to the Inland Revenue Ordinance of Hong Kong. Hong Kong adopted a uniform tax rate of 16.5% for all enterprises.

The Company’s former indirectly held subsidiaries that were incorporated in the PRC and are governed by the Income Tax Law of the PRC and various local income tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises including foreign-invested enterprises.

For the years ended December 31, 2016 and 2015, the Company has not provided for income tax provision as it incurred substantial net operating loss during the years.

The Company’s management did not recognize any deferred tax assets at December 31, 2016 and 2015, as a result of the substantial net operating losses during the years ended December 31, 2016 and 2015 because the management was unable to determine when it would be able to generate taxable income to make use of such potential future tax assets.

5.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the years ended December 31,
	2016		2015
Basic loss per share:			(Restated)
Numerator:
Net loss used in computing basic earnings per share		$(50,970,162)	$(7,874,893)

Denominator:
Weighted average common shares outstanding		395,000,000	207,091,563
Basic loss per share		$(0.13)	$(0.04)

Diluted earnings per share:
Numerator:
Net loss used in computing diluted earnings per share	$		$(6,167,071)

Denominator:
Weighted average common shares outstanding		395,000,000	207,091,563
Diluted loss per share		$(0.13)	$(0.04)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS

Amounts due from related parties consisted of the following:

	December 31,	December 31,
	2016	2015

Wu Junrui, former director of FDGH	49,328	49,328
Amount due from Silver Channel, a former subsidiary, to ICGL	-	825,010
	$49,328	$874,338

The amounts are unsecured, interest-free and due on demand.

Mr. Wu repaid $19,300 of the outstanding balance subsequent December 31, 2016 by paying certain professional service providers on behalf of the Company.

Amounts due to related parties consisted of the following:

	December 31,	December 31,
	2016	2015

Wu Ping, director of Yunnan Image, former subsidiary	-	5,029
Amount due to Silver Channel, former subsidiary, by FDGH	-	58,825
	$-	$63,584

The amounts are unsecured, interest-free and due on demand.

The Company’s registered office and principal place of business was provided by Image Industrial Development Ltd., a major shareholder of the Company. The terms of the lease agreement are for one year from November 1, 2016 through October 31, 2017. There was no rental deposit paid and the annual rental expense was $90 (HKD $700). These rates may be differ from fair market values.

7.	CONCENTRATION OF RISKS

The Company conducts business subsidiary is incorporated in the British Virgin Islands and it intends to conduct physical business in Hong Kong and the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the British Virgin Islands, Hong Kong, and the PRC. Business operations conducted in these localities are subject to special considerations and significant risks not typically associated with companies in North America.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	DISCONTINUED OPERATIONS

Financial Position:	At September 30, 2016	At December 31, 2015
	(Unaudited)
ASSETS
Current asset
Cash and cash equivalents	54,104	78,753
Account receivable, net	10,738	10,389
Advanced to suppliers	478,158	680,178
Inventories	703,661	447,972
Other deposits	-	48,920
Other receivables, net	410,807	430,433
Related party receivable		259,800
Prepaid tax	10,413	55
Total current assets	1,667,881	1,956,500

Non-current assets
Property, plant and equipment, net	207,933	232,180

TOTAL ASSETS	1,875,814	2,188,680

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	159,133	491,643
Tax payable	457	1,730
Other payables	368,771	372,374
Accrued liabilities	578,799	2,321
Related party payable	76,975	888,646
Customer advance	1,536,564	1,563,798
TOTAL LIABILITIES	2,720,699	2,495,501
NET LIABILITIES	(884,885)	(306,821)

Results of Operations	For the nine months ended September 30, 2016	For the year ended December 31, 2015
	(unaudited)
Net sales	318,694	1,386,968
Cost of sales	158,799	941,748
Selling, general and administrative expenses	480,198	1,199,301

Other income (expenses)	932,101	7,353

Income tax	9	-

Income (loss) from discounted operations	611,789	(746,728)

As detail in note 1, the Company disposed of Silver Channel and its subsidiaries on November 15, 2016.

The values presented above are management presentation of the consolidated financial position and results of operations at September 30, 2016. Management believes these values approximate the value of Silver Channel and its subsidiaries at the date of disposal. Those figures are unaudited and they are presented assuming that they will continue as going concerns. No adjustments for fair value, as no appraiser or valuator was hired, or liquidation value have been applied to those amounts.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	CORRECTION OF ERROR

The Company determined that other receivable, accrued liabilities, sales, and selling expenses were overstated for the year ended December 31, 2015, and accumulated deficit was understated for that same period. As a result of the figures at December 31, 2015 and for the year then ended being reclassified and restated as a result of the discontinuance of operations during 2016 material figures are presented in a narrative format, as part of continuing operations, as follows: Other receivable, accrued liabilities, sales, selling, general and administrative expenses were previously recorded as: $2,038,105, $375,065, $151,777, and $5,572,120 but have been adjusted to be $0, $28,479, $0, and $5,447,189, respectively. Accumulated deficit was increased by $1,680,977. The reason for the adjustment is that the Company recorded the funds received by a third party on the Company’s behalf, and related liability, for the commissions payable related to the sale of its shares. The funds were not received by the Company, but instead paid to the managers of the Company’s prior PRC subsidiaries. Upon discovery of this error, management has determined that the gross amount of these funds should be netted against commission expenses accrued as liabilities, and the expected net proceeds that were received by the managers of the PRC subsidiaries are no longer recoverable and should be written to the Company’s results of operations in 2015. The impact of the Company’s loss per share was an additional loss of $0.01.

10.	LOSS ON SUBSCRIPTION RECEIVABLE

The Company’s management determined that it would no longer pursue payment for shares issued but not yet paid up that have been accounted for as the equity contra-account subscription receivable. Accordingly, the Company has charged the remaining unpaid balance of $41,661,015 to its result from operations for the year ended December 31, 2016.

11.	SUBSEQUENT EVENT

On February 13, 2017, Xinyuan Yang, whom was transferred the right to the 5,000,000 shares of the Company's preferred stock that was originally entitled to Mr. Wu Jun Rui from the share exchange between the Company and FDGH and Mr. Wu, entered into an agreement with the Company to exchange his right to the preferred stock for common shares of the Company's stock.

