Form 10-Q
period 2017-03-31
Image Chain Group Limited, Inc.
filed 2017-05-22
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Or

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

[  ] YES [X] NO

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
			Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[X] YES [  ] NO

As of May 12, 2017, the registrant had 395,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

UNaudited Consolidated Financial statements

AS OF March 31, 2017 AND December 31, 2016

(STATED IN U.S. DOLLARS)

IMAGE CHAIN GROUP LIMITED, INC.

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Image Chain Group Limited, Inc.

We have reviewed the accompanying interim consolidated balance sheets of Image Chain Group Limited, Inc. (the “Company”) as of March 31, 2017 and December 31, 2016, and the related statements of operations and comprehensive loss and the statements of cash flows for the three-month periods ended March 31, 2017 and 2016. These interim consolidated financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses in previous years and in the three month period ended March 31, 2017, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	WWC, P.C.
May 22, 2017	Certified Public Accountants

IMAGE CHAIN GROUP LIMITED, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	At	At
	March 31, 2017	December 31, 2016
ASSETS
Current assets
Due from related parties	-	49,328
TOTAL ASSETS	$-	$49,328

Current liabilities
Other payable	6,591	-
Accrued liabilities	24,580	35,675
Due to related parties	5,802	-
TOTAL LIABILITIES	$36,973	$35,675

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	5,000	5,000
Common stock, US$0.001 par value, 395,000,000 shares authorized, issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	395,000	395,000
Additional paid in capital	59,010,250	59,010,250
Accumulated deficit	(59,447,223)	(59,396,597)
Accumulated other comprehensive income	-	-
TOTAL STOCKHOLDERS’ EQUITY	(36,973)	13,653

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$49,328

See Notes to Financial Statements and Accountants’ Report

IMAGE CHAIN GROUP LIMITED, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	For the three months ended March 31,
	2017	2016

Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Selling, general and administrative expenses	50,626	30,830

Loss before income taxes for continuing operations	50,626	30,830

Provision for income tax	-	-

Loss from continuing Operations	$50,626	$30,830

Discontinued Operations:
Loss from discontinued operations	-	30,781
Gain on disposal of subsidiaries	-	-
Loss from discontinued operations, net of taxes	-	30,781

Net loss	50,626	61,611

Other comprehensive income:
Foreign currency translation adjustment gain	-	55,968

Comprehensive loss	$50,626	$5,643

Loss per share from continuing operations
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Loss per share from discontinued operations
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	395,000,000	395,000,000
Diluted	395,000,000	395,000,000

See Notes to Financial Statements and Accountants’ Report

IMAGE CHAIN GROUP LIMITED, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(STATED IN US DOLLARS)

	For the three months ended March 31,
	2017	2016
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(50,626)	$(61,611)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of taxes	-	30,781
Stock compensation	-	-
Increase in other payable	6,591	-
Decrease in accrued liabilities	(11,095)	-
Net cash (used in) /provided by in operating activities	(55,130)	(30,830)

CASH FLOWS USED IN FROM INVESTING ACTIVITIES
Cash increase from prior acquisition of discontinued operations	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments and advances from related parties, net	55,130	30,830
Net cash provided by financing activities	55,130	30,830

Effect of exchange rate changes on cash and cash equivalents	-	-

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents, beginning balance	-	-
Cash and cash equivalents, ending balance	$-	$-

SUPPLEMENTAL DISCLOSURES:
Interest received	$-	$-
Interest paid	$-	$-
Income tax paid	$-	$-

See Notes to Financial Statements and Accountants’ Report

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Business

Image Chain Group Limited, Inc. (formerly Have Gun Will Travel Entertainment, Inc.) (“ICGL,” the “Company,” “we” or “us”) was incorporated under the laws of Nevada on December 18, 2013. From inception through the date of the Share Exchange as defined below, the Company was a television pre-production company.

Share Exchange

On May 5, 2015, ICGL entered into a share exchange agreement (the “Exchange Agreement”) with Fortune Delight Holdings Group Ltd (“FDHG”) and Wu Jun Rui, on behalf of himself and certain other individuals who were to receive shares of ICGL pursuant to the Exchange Agreement (the “Shareholders”). On the terms and subject to the conditions set forth in the Exchange Agreement, on May 5, 2015, Wu Jun Rui transferred all 50,000 shares of FDHG common stock, consisting of all of the issued and outstanding shares of FDHG, to ICGL in exchange for the issuance to the shareholders of 59,620,000 shares of the Company’s common stock, par value $.001 per share and 5,000,000 shares of the Company’s preferred stock, par value $.001 per share.

As a result of the closing of the Exchange Agreement, FDHG became the Company’s wholly owned subsidiary. FDHG, previously, through its wholly-owned operating subsidiaries, was in the business of promoting and distributing its own branded teas that are grown, harvested, cured, and packaged in the People’s Republic of China (“PRC”). The Company’s headquarters was previously located in Guangzhou, Guangdong Province, PRC.

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

On June 11, 2015, the Company amended its Articles of Incorporation with the State of Nevada in order to change its name to Image Chain Group Limited, Inc. and to increase the authorized shares of common stock from 70,000,000 to 400,000,000 (the “Amendments”). The name change was undertaken in order to more closely align with the operations of the Company’s wholly-owned subsidiary FDHG.

Organization History of Silver Channel Industrial Limited and its Subsidiaries

On January 28, 2011, Silver Channel incorporated Heyuan Image Equipment Import Export Co., Ltd. (“Heyuan Image”) as a wholly foreign owned enterprise (“WFOE”) registered in Heyuan City, Guangdong Province, PRC. Heyuan Image was dormant for the six months ended and year ended September 30, 2016 and December 31, 2015. Heyuan Image was wholly owned by Silver Channel. Heyuan Image has a registered capital of HKD 4,000,000 of which HKD 3,380,000 has been paid up.

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

On February 16, 2015, Guangzhou Image entered into an equity transfer agreement with all the shareholders of Yunnan Image Tea Industry Co., Ltd. (“Yunnan Image”). Guangzhou Image paid RMB 3,000,000 to all the shareholders of Yunnan Image for 100% equity interest in Yunnan Image. Yunnan Image is a limited liability company registered in Xishuangbanna, Yunnan Province PRC. Yunnan Image was incorporated on August 23, 2013. Yunnan Image was the primary operating entity to carry out the Company’s core business activities of selling and marketing its own branded teas. Yunnan Image is wholly-owned by Guangzhou Image. Yunnan Image has a registered capital of RMB 3 million. The capital has been paid up in its entirety.

Disposal of Silver Channel and its Subsidiaries

On or about November 15, 2016, the Company’s subsidiary FDGH disposed of its ownership in Silver Channel which included all of the assets and liabilities of Silver Channel, Heiyuan Image, Guangzhou Image, and Yunnan Image. All of the Company’s substantial operations were conducted through the above four mentioned subsidiaries. The disposition was carried out by, Zheng Zewu, whom is the Director of both FDGH and Silver Channel. Silver Channel was sold to Hong Kong Private Medical Services Limited for nominal value as indicated by the bought and sold note stamped by the Inland Revenue Department of Hong Kong. The Company recorded a net gain on disposal, as those subsidiaries were a net liability to the Company. The Company did not retain special counsel or appraisers to determine a fair value for the disposition of Silver Channel and its subsidiaries. Silver Channel’s subsidiaries: Heiyuan Image, Guangzhou Image, and Yunnan Image, which are located in the PRC, were primarily managed by Mr. Lin Qishui whom is the authorized legal representative. It is unclear that the Company’s management would have been able to exercise diligence in determining a fair value for the sale of those subsidiaries located in the PRC, as they were primary components of the value of Silver Channel. Financial information regarding those subsidiaries were poorly kept and physical assets did not appear to be properly safeguarded. Limited inspections of the Company’s inventory indicated significant moisture on its tea products which would render their value to be impaired. The Company’s management did not find evidence that the management of the PRC subsidiaries made efforts to recover accounts or other receivables and employ proper controls over the Company’s bank and cash. Silver Channel was the owner of a luxury motor vehicle with dual license to operate in both in the mainland PRC and Hong Kong; there was no evidence to support that the value of the vehicle and the license were included in the determination of fair value for Silver Channel at the time it was disposed. Any previous net balances owed to the Company or FDGH by Silver Channel, Heiyuan Image, Guangzhou Image, and Yunnan Image have been determined as uncollectible by the Company’s management; accordingly, they have been written off.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they may not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016, as potentially not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2016.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries for which the Company is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

As of March 31, 2017, and December 31, 2016, the detailed identities of the consolidating subsidiaries are as follows:

Name of company	Place of incorporation	Attributable equity interest%	Registered capital
Fortune Delight Holdings Group Limited	British Virgin Islands	100%	$50,000

(d) Economic and Political Risks

The Company’s potential acquisition targets may operate outside of the United States. Foreign countries are subject to special considerations and significant risks not typically associated with companies in the Untied States. These include risks associated with, among others, the political, economic, legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in foreign countries, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, restriction on international remittances, and rates and methods of taxation, among other things.

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

(f) Cash and Cash Equivalents

The Company accounts for cash and cash equivalents as cash on hand, time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. As of March 31, 2017, and December 31, 2016, the Company did not have any cash and cash equivalents.

(g) Accounts and Other Receivable

Accounts receivable would be presented net of allowance for bad debt. These provisions would be based on analysis historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

(h) Inventories

Inventories would be stated at the lower of cost or market value.

(i) Property, Plant and Equipment

Property and equipment will be stated at cost less accumulated depreciation.

(j) Revenue Recognition

The Company’s revenue recognition policies are in accordance to Staff Accounting Bulletin (“SAB”) 104, included in the Codification as ASC 605, Revenue Recognition. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed or service is rendered, and no other significant obligations of the Company exist, and collectability is reasonably assured.

(k) Selling, General & Administrative Expenses

Selling, general and administrative expenses are comprised of salaries, client entertainment, advertising, and travel, lodging expenses, include executive compensation, general overhead such as the finance department and administrative staff, depreciation, office rental and utilities, and professional fees.

(l) Foreign Currency Translation

The Company current functional and reporting currency is the United States Dollar, USD. Its previous subsidiaries used the Chinese Renminbi (“RMB”) and Hong Kong Dollars (“HKD”) as its functional currencies.

(m) Income Taxes

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

(n) Fair Value of Financial Instruments

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

The Company’s financial instruments include other payables, accrued liabilities and amounts due to related parties. Management estimates the carrying amounts of the financial instruments approximate their fair values due to their short-term nature.

(o) Other Comprehensive Income

In 2016, the Company’s functional currency for its operating subsidiaries was the Renminbi (“RMB”). For financial reporting purposes, the RMB was translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income.

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except for changes in paid-in capital and distributions to stockholders due to investments by stockholders.

(p) Business Combination

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

(q) Recent Accounting Pronouncements

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

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. As a result, the Company has elected to early adopt this Update prospectively. As of March 31, 2017 and prior periods retrospective adjustments have not been applied.

As of March 31, 2017, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

(r) Contingencies

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

As of March 31, 2017, and December 31, 2016, the Company had accumulated deficits of $59,447,223 and $59,396,597 due to the substantial losses incurred in operations that have been discontinued in 2016; the Company also continues to incur losses to maintain its listing as U.S. public company. There was substantial doubt regarding the Company’s ability to continue as going concern at March 31, 2017, and December 31, 2016. Management plans to employ its previous plan to support the Company’s operations and maintain its business strategy by raising additional funds through public and private offerings, or loans from related parties, or to rely on officers and directors to perform essential functions with minimal compensation was unsuccessful.

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

For the three months ended March 31, 2017, and 2016, the Company has not provided for income tax provision as it incurred substantial net operating loss during the years.

The Company’s management did not recognize any deferred tax benefit and related deferred tax assets at March 31, 2017 and 2016, as a result of the substantial net operating losses because the management was unable to determine when it would be able to generate taxable income to make use of such potential future tax assets.

5. LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three months ended March 31,
	2017	2016
Basic and diluted net loss per share:
Numerator:
Net loss used in computing basic earnings per share	$50,626	$61,611

Denominator:
Weighted average common shares outstanding	395,000,000	395,000,000
Basic loss per share	$(0.00)	$(0.00)

There were no potentially dilutive securities outstanding during the three months ended March 31, 2017 and 2016.

On February 13, 2017, Xinyuan Yang, whom was granted 5,000,000 shares of the Company’s preferred stock pursuant to the Exchange Agreement, entered into an agreement with the Company to exchange his right to the preferred stock for common shares of the Company’s stock. As of this date of this report this transaction has not been completed. The preferred stock is not convertible into common stocks and does not impact the loss per share calculation.

6. RELATED PARTY TRANSACTION

Amounts due from related parties consisted of the following:

	March 31, 2017	December 31, 2016
Wu Junrui, former director of FDGH	$-	$49,328

Amounts due to related parties consisted of the following:

	March 31, 2017	December 31, 2016
Wu Junrui, former director of FDGH	$5,802	$-

Mr. Wu previously had an outstanding balance owed the Company in the amount of $49,328 at December 31, 2017. During the three months ended March 31, 2017, Mr. Wu paid expenses and professional fees on behalf of the Company in the accumulated amount of $55,130. As a result of the payments made by Mr. Wu on the Company’s behalf, the balance previously owed by Mr. Wu was settled, and the Company incurred a net balance owed to Mr. Wu of $5,802. The amounts that were due from or due to Mr. Wu were and are unsecured, interest-free and due on demand.

The Company’s registered office and principal place of business was provided by Image Industrial Development Ltd., a major shareholder of the Company. The terms of the lease agreement are for one year from November 1, 2016 through October 31, 2017. There was no rental deposit paid and the annual rental expense was $90 (HKD $700). These rates may differ from fair market values.

7. RISKS CONCENTRATION

FDHG is incorporated in the British Virgin Islands and it intends to conduct physical business in Hong Kong and the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the British Virgin Islands, Hong Kong, and the PRC. Business operations conducted in these localities are subject to special considerations and significant risks not typically associated with companies in North America.

8. DISCONTINUED OPERATIONS

For the three months ended
Results of Operations	March 31, 2016
Net sales	101,219
Cost of sales	33,280
Selling, general and administrative expenses	98,717
Interest income	1
Income tax	4
Loss from discounted operations	30,781

As detail in note 1, the Company disposed of Silver Channel and its subsidiaries on November 15, 2016.

The values presented above are management representations of the consolidated financial position and results of operations for the three months ended March 31, 2016. Management believes these values approximate the value of Silver Channel and its subsidiaries. Those figures are unaudited.

9. SUBSEQUENT EVENT

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. There were no material events that occurred after the balance sheet date.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) may contain “forward-looking statements,” as that term is used in federal securities laws, about Image Chain Group Limited, Inc.’s financial condition, results of operations and business. These statements include, among others:

●	statements concerning the potential benefits that Image Chain Group Limited, Inc. (“ICGL,” “we,” “our,” “us,” the “Company,” “management”) may experience from its business activities and certain transactions it contemplates or has completed; and

●	statements of ICGL’s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Quarterly Report. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause ICGL’s actual results to be materially different from any future results expressed or implied by ICGL in those statements. The most important facts that could prevent ICGL from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of ICGL’s stock price;

(b)	potential fluctuation of quarterly results;

(c)	failure of ICGL to earn revenues or profits as a result of acquiring revenue-generating companies and assets;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	failure to secure demand, or declining demand, for ICGL’s products and services;

(f)	rapid adverse changes in markets;

(g)	litigation with or legal claims and allegations by outside parties against ICGL, including but not limited to litigation related to the disposition of assets in November 2016; and

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

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. ICGL cautions you not to place undue reliance on the statements, which speak only as of the date of this Quarterly Report. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that ICGL or persons acting on its behalf may issue. ICGL does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events.

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

Results of Operations

As described in Note 1, on or around November 15, 2016, the Company disposed of all of its operating assets. As a result of the Disposition Event, the Company has since on or around November 15, 2016, been operating as a shell company, as that word is defined by Rule 12b-2 of the Exchange Act. Consequently, the Company’s results of operations consist of $0 of revenue for the three month period ended March 31, 2017.

Comparison of the three months ended March 31, 2017 and the three months ended March 31, 2016

Loss from continuing operations for the three month period ended March 31, 2017 was $50,626, as compared to $30,830 for the three month period ended March 31, 2016. The increase is attributable to legal, accounting and consulting expenses incurred as a result of maintaining public company status for our Company and in connection with our efforts to source revenue-generating corporate acquisition targets.

Liquidity and Capital Resources

	March 31, 2017	December 31, 2016	Change
Cash	$0	$0	$0)
Total assets	$0	$49,328	$(49,328)
Total liabilities	$36,973	$35,675	$1,298
Stockholders’ equity (deficit)	$(36,973)	$13,653	$(50,626)

Working Capital

	March 31, 2017	December 31, 2016	Change
Current assets	$0	$0	$0
Current liabilities	$36,973	$35,675	$1,298
Working capital deficiency	$(36,973)	$(35,675)	$(1,298)

The Company’s cash and cash equivalents, our only current assets, were $0 at March 31, 2017 and at December 31, 2016.

As at March 31, 2017, current liabilities consisted of $36,973, including $5,802 owed to related parties and accounts payable of $6,591, as compared to current liabilities of $35,675, including $0 owed to related parties and accounts payable of $0, at December 31, 2016. We do not consider this minor increase in current liabilities to be material.

Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016
Cash used in operating activities	$(55,130)	$(30,830)
Cash provided by investing activities	0	0
Cash provided by financing activities	(55,130)	(30,830)
Net decrease in cash and cash equivalents for the period	$0	$0

Cash Flow from Operating Activities

During the three months ended March 31, 2017, our company used $55,130 in cash from operating activities, compared to $30,830 cash used in operating activities during the three months ended March 31, 2016. The cash used from operating activities for the three months ended March 31, 2017 consisted of expenses paid to legal, accounting and other service providers in connection with complying with our continuing reporting obligations and sourcing and analyzing acquisition targets.

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

Going Concern

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge no such proceedings have been threatened against the Company.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Disposition Event

On or about November 15, 2016, the Company’s subsidiary FDGH disposed of its ownership in Silver Channel which included all of the assets and liabilities of Silver Channel, Heiyuan Image, Guangzhou Image, and Yunnan Image. (Please see Note 1 of the Financial Statements filed with this Quarterly Report on Form 10-Q for a description of the aforementioned subsidiaries.) All of the Company’s substantial operations were conducted through the above four mentioned subsidiaries. The Disposition Event was carried out by, Zheng Zewu, whom is the Director of both FDGH and Silver Channel. Silver Channel was sold to Hong Kong Private Medical Services Limited for nominal value as indicated by the bought and sold note stamped by the Inland Revenue Department of Hong Kong. The Company recorded a net gain on disposal, as those subsidiaries were a net liability to the Company. The Company did not retain special counsel or appraisers to determine a fair value for the disposition of Silver Channel and its subsidiaries. Silver Channel’s subsidiaries: Heiyuan Image, Guangzhou Image, and Yunnan Image, which are located in the PRC, were primarily managed by Mr. Lin Qishui whom is the authorized legal representative. It is unclear that the Company’s management would have been able to exercise diligence in determining a fair value for the sale of those subsidiaries located in the PRC, as they were primary components of the value of Silver Channel. Financial information regarding those subsidiaries were poorly kept and physical assets did not appear to be properly safeguarded. Limited inspections of the Company’s inventory indicated significant moisture on its tea products which would render their value to be impaired. The Company’s management did not find evidence that the management of the PRC subsidiaries made efforts to recover accounts or other receivables and employ proper controls over the Company’s bank and cash. Silver Channel was the owner of a luxury motor vehicle with dual license to operate in both in the mainland PRC and Hong Kong; there was no evidence to support that the value of the vehicle and the license were included in the determination of fair value for Silver Channel at the time it was disposed. Any previous net balances owed to the Company or FDGH by Silver Channel, Heiyuan Image, Guangzhou Image, and Yunnan Image have been determined as uncollectible by the Company’s management; accordingly, they have been written off. As a result of the Disposition Event, the Company became a shell company, as defined in Rule 12b-2 of the Exchange Act. The Disposition Event should have been reported on a Current Report on Form 8-K, under Item 2.01 (Completion of Acquisition or Disposition of Assets).

Item 6. Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation(1)

3.2	Certificate of Amendment(2)

3.3	Certificate of Correction(3)

3.4	Bylaws(1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed on February 5, 2014.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 12, 2015.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 14, 2017.
*	Filed herewith
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGE CHAIN GROUP LIMITED, INC.
(Registrant)

Dated: May 22, 2017	/s/ David Po
David Po
Chief Executive Officer, President, Chief Financial Officer and Chairman
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

