Form 10-Q
period 2017-06-30
Image Chain Group Limited, Inc.
filed 2017-08-14
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

[X] YES [  ] NO

As of August 7, 2017, the registrant had 3,950,000 shares of common stock, par value $0.001 per share, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

UNaudited Consolidated Financial statements

AS OF JUNE 30, 2017 AND December 31, 2016

(STATED IN U.S. DOLLARS)

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

CONSOLIDATED CONDENSED Balance Sheets	4

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE income	5

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS	6

Notes to financial statements	7

IMAGE CHAIN GROUP LIMITED, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(STATED IN US DOLLARS)

	At June 30, 2017	At December 31, 2016
		(Audited)
ASSETS
Current assets
Due from related parties	-	49,328
TOTAL ASSETS	$-	$49,328

Current liabilities
Accrued liabilities	30,866	35,675
Due to related parties	168,957	-
TOTAL LIABILITIES	$199,823	$35,675

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	5,000	5,000
Common stock, US$0.001 par value, 395,000,000 shares authorized, 3,950,006 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	395,000	395,000
Additional paid in capital	59,010,250	59,010,250
Accumulated deficit	(59,610,073)	(59,396,597)
Accumulated other comprehensive income	-	-
TOTAL STOCKHOLDERS’ EQUITY	(199,823)	13,653

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$49,328

IMAGE CHAIN GROUP LIMITED, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

(STATED IN US DOLLARS)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017		2016

Net sales	$-		$	$-	$-
Cost of sales	-			-	-
Gross profit	-	-		-	-

Selling, general and administrative expenses	162,850	193,132		213,476	223,962

Loss before income taxes for continuing operations	162,850	193,132		213,476	223,962

Provision for income tax				-	-

Loss from continuing operations	$162,850	$193,132		$213,476	$223,962

Discontinued Operations:
Loss from discontinued operations	-	128,855		-	159,636
Loss from discontinued operations, net of taxes	-	128,855		-	159,636

Net loss	162,850	321,987		213,476	383,598

Other comprehensive income:
Foreign currency translation adjustment gain (loss)	-	(9,146)		-	46,822

Comprehensive loss	$162,850	$312,841		$213,476	$336,776

Loss per share from continuing operations
Basic	(0.00)	(0.05)		$(0.00)	$(0.06)
Diluted	(0.00)	(0.05)		$(0.00)	$(0.06)

Loss per share from discontinued operations
Basic	(0.00)	(0.03)		$(0.00)	$(0.04)
Diluted	(0.00)	(0.03)		$(0.00)	$(0.04)

Net loss per share
Basic	(0.00)	(0.00)		$(0.00)	$(0.10)
Diluted	(0.00)	(0.00)		$(0.00)	$(0.10)

Weighted average number of common shares outstanding
Basic	3,950,006	3,950,006		3,950,006	3,950,006
Diluted	3,950,006	3,950,006		3,950,006	3,950,006

IMAGE CHAIN GROUP LIMITED, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(STATED IN US DOLLARS)

	For the six months ended June 30,
	2017	2016
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(213,476)	$(383,598)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of taxes	-	159,636
Stock compensation	-	-
Decrease in accrued liabilities	(4,809)	8,000
Net cash (used in)/provided by in operating activities	(218,285)	(231,962)

CASH FLOWS USED IN FROM INVESTING ACTIVITIES
Cash increase from prior acquisition of discontinued operations	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments and advances from related parties, net	218,285	231,962
Net cash provided by financing activities	218,285	231,962

Effect of exchange rate changes on cash and cash equivalents	-	-

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents, beginning balance	-	-
Cash and cash equivalents, ending balance	$-	$-

SUPPLEMENTAL DISCLOSURES:
Interest received	$-	$-
Interest paid	$-	$-
Income tax paid	$-	$-

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Business

Image Chain Group Limited, Inc. (formerly Have Gun Will Travel Entertainment, Inc.) (“ICGL” or the “Company”) was incorporated under the laws of Nevada on December 18, 2013. From inception through the date of the Share Exchange, as defined below, the Company was a full-service reality television pre-production company seeking to sell, option and license content to independent producers, cable television networks, syndication companies, and other entities.

The Company’s wholly-owned subsidiary, Fortune Delight Holdings Group Ltd (“FDHG”), through its wholly-owned operating subsidiaries, was in the business of promoting and distributing its own branded teas that were grown, harvested, cured, and packaged in the People’s Republic of China (“PRC”). Prior to the Share Exchange, the Company’s headquarters was in Guangzhou, Guangdong Province, PRC.

On June 11, 2015, the Company amended its Articles of Incorporation with the State of Nevada in order to change its name to Image Chain Group Limited, Inc. and to increase the authorized shares of common stock from 70,000,000 to 400,000,000 shares (the “Amendments”). The name change was undertaken in order to more closely align with the operations of FDHG. The increase in authorized shares was undertaken to allow the Company to utilize the newly available shares to raise capital. The board of directors and the stockholders of the Company approved the Amendments on May 8, 2015.

On May 1, 2017, upon recommendation of the Board of Directors, a majority of the Company’s common stockholders consented in writing to (i) effect a reverse stock split on a 1 for 100 stock split basis from 400,000,000 authorized shares with a par value of $0.001 per share to 4,000,000 authorized shares with a par value of $0.001, and (ii) after the reverse stock split, to increase the authorized shares of common stock from 3,950,000 to 2,000,000,000 shares with a par value of $0.001 per share, and to decrease the authorized shares of preferred stock from 50,000 to zero (0). As of the date hereof, the reverse stock split has been effected, and the increase in authorized shares and elimination of preferred shares are still in process.

Share Exchange

On May 5, 2015, ICGL entered into a share exchange agreement (the “Exchange Agreement”) with FDHG and Junrui WU, on behalf of himself and certain other individuals who were to receive shares of ICGL pursuant to the Exchange Agreement (the “Shareholders”). On the terms and subject to the conditions set forth in the Exchange Agreement, on May 5, 2015, Junrui WU transferred all 50,000 shares of FDHG common stock, consisting of all of the issued and outstanding shares of FDHG, to ICGL in exchange for the issuance to the shareholders of 59,620,000 shares of the Company’s common stock, par value $0.001 per share and 5,000,000 shares of the Company’s preferred stock, par value $0.001 per share. The preferred stock is not convertible nor mandatorily redeemable; it does not pay dividends or carry any voting rights but is entitled to liquidation preference.

As a result of the closing of the Exchange Agreement (the “Share Exchange”), FDHG became the Company’s wholly owned subsidiary. FDHG is an investment holding company incorporated and domiciled in the British Virgin Islands. FDHG wholly owns Silver Channel Industrial Limited, a limited company incorporated, registered, and domiciled in Hong Kong.

The Share Exchange is a “reverse-merger transaction,” and has been accounted for as a recapitalization of ICGL, where ICGL (the legal acquirer) is considered the accounting acquiree and FDHG (the legal acquiree) is considered the accounting acquirer. As a result of this transaction, ICGL is deemed to be a continuation of the business of FDHG.

Accordingly, the accompanying consolidated financial statements are those of the accounting acquirer, FDHG. The historical stockholders’ equity of the accounting acquirer prior to the Share Exchange has been retroactively restated as if the Share Exchange occurred as of the beginning of the first period presented.

Organization History of Silver Channel Industrial Limited and its subsidiaries

On January 28, 2011, Silver Channel incorporated Heyuan Image Equipment Import Export Co., Ltd. (“Heyuan Image”) as a wholly foreign owned enterprise (“WFOE”) registered in Heyuan City, Guangdong Province, PRC. Heyuan Image was dormant for the six months ended and year ended June 30, 2016 and December 31, 2015, respectively. Heyuan Image is wholly owned by Silver Channel. Heyuan Image has a registered capital of HKD 4,000,000 of which HKD 3,380,000 has been paid up.

On August 18, 2014, the Company, through its subsidiary Heyuan Image, acquired 100% of the equity interest of Guangzhou Image Agricultural Technology Co., Ltd. (“Guangzhou Image”). Guangzhou Image is a limited liability company registered in Guangzhou City, Guangdong Province, PRC. Guangzhou Image has not yet engaged in operating activities since its incorporation. Guangzhou Image has a registered capital of RMB 10 million, all of which is still outstanding.

On February 16, 2015, Guangzhou Image entered into an equity transfer agreement with all the shareholders of Yunnan Image Tea Industry Co., Ltd. (“Yunnan Image”). Guangzhou Image paid RMB 3,000,000 to all the shareholders of Yunnan Image for 100% of the equity interest in Yunnan Image. Yunnan Image is a limited liability company registered in Xishuangbanna, Yunnan Province, PRC. Yunnan Image was incorporated on August 23, 2013. Yunnan Image was the primary operating entity to carry out the Company’s business activities of selling and marketing its own branded teas. Yunnan Image is wholly-owned by Guangzhou Image. Yunnan Image has a registered capital of RMB 3 million. The capital has been paid up in its entirety.

Disposal of Silver Channel and its subsidiaries

On or about November 15, 2016, the Company’s subsidiary FDGH disposed of its ownership in Silver Channel which included all of the assets and liabilities of Silver Channel, Heiyuan Image, Guangzhou Image, and Yunnan Image. All of the Company’s substantial operations were conducted through the above four mentioned subsidiaries. The disposition was carried out by Zewu ZHENG, who at the time was a Director of both FDGH and Silver Channel. Silver Channel was sold to Hong Kong Private Medical Services Limited for nominal value as indicated by the bought and sold note stamped by the Inland Revenue Department of Hong Kong. The Company recorded a net gain on disposal, as those subsidiaries were a net liability to the Company.

As of the date of this report, after the disposal of Silver Channel, the Company does not currently have any substantial operations. The Company is currently reviewing potential acquisition targets.

Reverse split

On August 4, 2017, the Company effectuated a reverse stock split of both its common and preferred shares on a 1-for-100 basis from 395,000,000 and 5,000,000 issued and outstanding common shares with a par value of $0.001 per share to 3,950,006 and 50,000 issued and outstanding shares with a par value of $0.001, respectively. All fractional shares were rounded up to the next whole share. All share shares outstanding and earnings per share have been retroactively restated.

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

As of June 30, 2017, the detailed identities of the consolidating subsidiaries are as follows:

Name of company	Place of incorporation	Attributable equity interest%	Registered capital
Fortune Delight Holdings Group Limited	British Virgin Islands	100%	$50,000

(d)	Economic and Political Risks

The Company’s potential acquisition targets may operate outside of the United States. Foreign countries are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic, legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in foreign countries, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, restriction on international remittances, and rates and methods of taxation, among other things.

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

The Company accounts for cash and cash equivalents as cash on hand, time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. As of June 30, 2017, the Company did not have any cash and cash equivalents.

(g)	Accounts and Other Receivables

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

The Company current functional and reporting currency is the United States Dollar, USD. Its previous subsidiaries used the Chinese Renminbi (RMB) and Hong Kong Dollars (“HKD”) as its functional currencies.

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

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. As a result, the Company has elected to early adopt this Update prospectively. As of June 30, 2017 and prior periods retrospective adjustments have not been applied.

As of June 30, 2017, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

As of June 30, 2017 and December 31, 2016, the Company had accumulated deficits of $59,610,073 and $59,396,596 due to the substantial losses incurred in operations since discontinued. The Company also continues to incur losses to maintain its listing as an U.S. public company. There was substantial doubt regarding the Company’s ability to continue as going concern at June 30, 2017 and December 31, 2016. Management continues to employ its previous plan to support the Company’s operations and maintain its business strategy by raising additional funds through public and private offerings, or loans from related parties, or to rely on officers and directors to perform essential functions with minimal compensation.

If the Company does not raise additional money via public or private offerings or related party loans, the Company may be unable to continue as a going concern. Additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term.

The accompanying financial statements have been adjusted to the expected recoverable amounts. Management believes no further adjustments for recoverability and classification of assets or liabilities are necessary.

4.	INCOME TAX

The Company is subject to U.S. Income taxes.

The Company’s subsidiary Fortune Delight Holdings Group Limited was incorporated in the British Virgin Islands. The British Virgin Islands is an income tax free jurisdiction.

Silver Channel, the Company’s former indirect subsidiary is incorporated in Hong Kong and is subject to the Inland Revenue Ordinance of Hong Kong. Hong Kong currently maintains a uniform tax rate of 16.5% for all enterprises.

The Company’s former indirect subsidiaries incorporated in the PRC are governed by the Income Tax Law of the PRC and various local income tax laws. Effective January 1, 2008, the PRC adopted a uniform tax rate of 25% for all enterprises, including foreign-invested enterprises.

For the six months ended June 30, 2017 and 2016, the Company has not provided any provision for income tax as it incurred substantial net operating losses during the periods.

As a result of the substantial historic net operating losses and lack of operating businesses, the Company’s management did not recognize any deferred tax benefit and related deferred tax assets at June 30, 2017 and 2016, because the management was unable to determine when it would be able to generate taxable income to make use of such potential future tax assets.

5.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the six months ended June 30,
	2017	2016
Basic and diluted net loss per share:
Numerator:
Net loss used in computing basic earnings per share	$213,476	$383,598

Denominator:
Weighted average common shares outstanding	3,950,006	3,950,006
Basic loss per share	$(0.05)	$(0.10)

There were no potentially dilutive securities outstanding during the six months ended June 30, 2017 and 2016.

On February 13, 2017, Xinyuan YANG, the holder of the 5,000,000 shares of the Company's preferred stock originally issued to Junrui WU, entered into an agreement with the Company to exchange his right to the preferred stock for shares of the Company’s common stock. As of the date of this report, this transaction has not been completed. The preferred stock is not convertible into common stock and does not impact the loss per share calculation.

6.	RELATED PARTY TRANSACTION

Amounts due from related parties consisted of the following:

	June 30, 2017	December 31, 2016

Junrui WU, former director of FDHG	$-	$49,328

Amounts due to related parties consisted of the following:

	June 30, 2017	December 31, 2016

David Po, Chairman and Chief Executive Officer	$168,957	$-

Mr. Wu previously had an outstanding balance owed to the Company in the amount of $49,328 at December 31, 2016. During the six months ended June 30, 2017, Mr. Wu paid expenses and professional fees on behalf of the Company and has fully settled the outstanding balance owed by him to the Company.

The balance owed to Mr. Po was incurred for all of the professional expense payments made by him on behalf of the Company.

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

The Company conducts business through a subsidiary incorporated in the British Virgin Islands and it intends to conduct physical business in Hong Kong and the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the British Virgin Islands, Hong Kong, and the PRC. Business operations conducted in these localities are subject to special considerations and significant risks not typically associated with companies in North America.

8.	DISCONTINUED OPERATIONS

For the six months ended
Results of Operations	June 30, 2016
Net sales	$298,501
Cost of sales	149,475
Selling, general and administrative expenses	308,881
Interest and other income	228
Income tax	9
Loss from discounted operations	$159,636

As detail in note 1, the Company disposed of Silver Channel and its subsidiaries on November 15, 2016.

The values presented above are management representations of the consolidated financial position and results of operations for the six months ended June 30, 2016. The Company believes these values approximate the value of Silver Channel and its subsidiaries. Those figures are unaudited.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) may contain “forward-looking statements,” as that term is used in the federal securities laws, about Image Chain Group Limited, Inc.’s financial condition, results of operations and business. These statements include, among others:

●	statements concerning the potential benefits that Image Chain Group Limited, Inc. (“ICGL,” “we,” “our,” “us,” the “Company,” “management”) may experience from its business activities and certain transactions it contemplates or has completed; and

●	statements of ICGL’s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Quarterly Report. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause ICGL’s actual results to be materially different from any future results expressed or implied by ICGL in those statements. The most important facts that could prevent ICGL from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline in ICGL’s stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of ICGL to earn revenues or profits as a result of acquiring revenue-generating companies and assets;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	failure to secure demand, or declining demand, for ICGL’s future products and services;

(f)	rapid adverse changes in markets;

(g)	litigation with or legal claims and allegations by outside parties against ICGL;

(h)	insufficient revenues to cover operating costs; and

(i)	additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options.

Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. ICGL cautions you not to place undue reliance on the statements, which speak only as of the date of this Quarterly Report. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that ICGL or persons acting on its behalf may issue. ICGL does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events.

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

On May 5, 2015, ICGL entered into a share exchange agreement (the “Exchange Agreement”) with FDHG and Junrui WU, on behalf of himself and certain other individuals who were to receive shares of ICGL pursuant to the Exchange Agreement (the “Shareholders”). On the terms and subject to the conditions set forth in the Exchange Agreement, on May 5, 2015, Junrui WU transferred all 50,000 shares of FDHG common stock, consisting of all of the issued and outstanding shares of FDHG, to ICGL in exchange for the issuance to the shareholders of 59,620,000 shares of the Company’s common stock, par value $0.001 per share and 5,000,000 shares of the Company’s preferred stock, par value $0.001 per share. On February 13, 2017 the Company filed with the Secretary of State of the State of Nevada a Certificate of Correction (the “Certificate of Correction”) to correct a mistake made in the Company’s original Articles of Incorporation with regard to the preferred stock issued in connection with the Exchange Agreement. The Company also entered into an agreement in which the holder of the preferred stock agreed to retire the preferred stock in exchange for receiving an equal number of shares of common stock of the Company.

As a result of the closing of the Exchange Agreement, FDHG became the Company’s wholly owned subsidiary. FDHG, through its subsidiaries, manufactured and sold “Image Tea”-branded tea products from its tea garden in Yunnan Province.

On or about November 15, 2016, FDHG disposed of its ownership of all operating assets, and as a result ICGL became a shell company, as defined by Rule 12b-2 under the Exchange Act (the “Disposition Event”). The Disposition Event is evidenced by a bought and sold note stamped by the Inland Revenue Department of Hong Kong, which we believe is a legally binding document. ICGL does not currently have any substantial operations; we are reviewing potential acquisition targets.

On May 1, 2017, upon recommendation of the Board of Directors, a majority of the Company’s common stockholders consented in writing to (i) effect a reverse stock split on a 1 for 100 stock split basis from 400,000,000 authorized shares with a par value of $0.001 per share to 4,000,000 authorized shares with a par value of $0.001, and (ii) after the reverse stock split, to increase the authorized shares of common stock from 3,950,000 to 2,000,000,000 shares with a par value of $0.001 per share, and to decrease the authorized shares of preferred stock from 50,000 to zero (0). As of the date hereof, the reverse stock split has been effected, and the increase in authorized common shares and elimination of preferred shares are still in process.

Results of Operations

As described in Note 1 of the Notes to the Financial Statements contained in this Quarterly Report, on or around November 15, 2016, the Company disposed of all of its operating assets. As a result of this Disposition Event, the Company has since been operating as a shell company, as that word is defined by Rule 12b-2 of the Exchange Act. Consequently, the Company’s results of operations consist of $0 of revenue for the three month period ended June 30, 2017.

Comparison of the six months ended June 30, 2017 and the six months ended June 30, 2016

Loss from continuing operations for the six month period ended June 30, 2017 was $162,850, as compared to $321,987 for the six month period ended June 30, 2016. The decrease is primarily attributable to the lack of a loss from discontinued operations in the six months ended June 30, 2017, whereas the Company incurred a loss from discontinued operations in the six month period ended June 30, 2016 of $128,855. Furthermore, there was a decrease in legal, accounting and consulting expenses incurred to maintain public company status for our Company and in connection with our efforts to source revenue-generating corporate acquisition targets for the six months ended June 30, 2017, as compared to the six month period ended June 30, 2016.

Liquidity and Capital Resources

	June 30, 2017	December 31, 2016	Change
Cash	$0	$0	$0
Total assets	$0	$49,328	$(49,328)
Total liabilities	$199,823	$35,675	$164,148
Stockholders’ equity (deficit)	$(199,823)	$13,653	$(213,476)

Working Capital

	June 30, 2017	December 31, 2016	Change
Current assets	$0	$0	$0
Current liabilities	$199,823	$35,675	$164,148
Working capital deficiency	$(199,823)	$(35,675)	$(164,148)

The Company’s cash and cash equivalents, our only current assets, were $0 at June 30, 2017 and at December 31, 2016.

As at June 30, 2017, current liabilities consisted of $199,823, including $168,957 owed to related parties, as compared to current liabilities of $35,675, including $0 owed to related parties, at December 31, 2016. The current liabilities consist primarily of amounts due to related parties for payment of legal, accounting and consulting expenses incurred to maintain public company status for our Company and in connection with our efforts to source revenue-generating corporate acquisition targets.

Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2017	June 30, 2016
Cash used in operating activities	$(218,285)	$(231,962)
Cash provided by investing activities	0	0
Cash provided by financing activities	218,285	231,962
Net decrease in cash and cash equivalents for the period	$0	$0

Cash Flow from Operating Activities

During the six months ended June 30, 2017, our company used $218,285 in cash from operating activities, compared to $231,962 cash used in operating activities during the six months ended June 30, 2016. The cash used from operating activities for the six months ended June 30, 2017 consisted of expenses paid to legal, accounting and other service providers in connection with complying with our continuing reporting obligations and sourcing and analyzing acquisition targets.

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

Recent Accounting Pronouncements

(See “Recent Accounting Pronouncements” in Note 2 of Notes to the Financial Statements.)

Going Concern

If the Company does not raise additional money via public or private offerings or related party loans, the Company may be unable to continue as a going concern. Additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Disposition Event

On or about November 15, 2016, the Company’s subsidiary FDHG disposed of its ownership in Silver Channel, which included all of the assets and liabilities of Silver Channel, Heiyuan Image, Guangzhou Image and Yunnan Image. Substantially all of the Company’s operations were conducted through the above four subsidiaries. The disposition was carried out by Zewn Zheng, a Director of both FDHG and Silver Channel. Silver Channel was sold to Hong Kong Private Medical Services Limited for a nominal value as indicated by the bought and sold note stamped by the Inland Revenue Department of Hong Kong. The Company recorded a net gain on disposal, as the four subsidiaries were a net liability to the Company. For further information on this disposition, see the Notes to the Financial Statements included in this Quarterly Report.

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

Restatement of Annual Report Financial Statements

The Company plans to correct errors in its financial statements which were filed with its Annual Report on Form 10-K by filing an amended Annual Report on Form 10-K/A. The Company has received a comment from the Staff of the Securities and Exchange Commission regarding the same Form 10-K, and will include in the Form 10-K/A any amendments arising from the Staff’s comment process.

Item 6. Exhibits

Exhibit No.	Title
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGE CHAIN GROUP LIMITED, INC.
(Registrant)

Dated: August 14, 2017	/s/ David Po
David Po
Chief Executive Officer
(Principal Executive Officer)

/s/ Dr. Jonathan Ka Kit Tam
Dr. Jonathan Ka Kit Tam
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

