Form 10-K/A
period 2016-12-31
Image Chain Group Limited, Inc.
filed 2017-11-03
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

The number of shares of common stock, par value $0.001 (the “Common Stock”), outstanding as of November 2, 2017 is 7,270,882.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On April 17, 2017, Image Chain Group Limited, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends the Original 10-K to reflect (i) the correction in our financial statements as of and for the fiscal years ended December 31, 2015 and 2016 and the footnotes thereto (the “Financial Statements”) of typographical and calculation errors and (ii) clarification that the report of our independent public accounting firm on the Financial Statements did not include a scope limitation or modification of opinion. These amendments (the “Amendments”) were made, in part, in response to comments of the Staff of the Securities and Exchange Commission on the Financial Statements. The Amendments were further reflected in the Form 10-K by amending Part II Item 7.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on April 17, 2017 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

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

Discontinued Operations Nine month Period Ended September 30, 2016 Compared to Fiscal year Ended December 31, 2015

Note 8 of Notes to the Financial Statements sets forth the financial information of the discontinued operations of the Company, for the nine months ended September 30, 2016, and for the fiscal year ended December 31, 2015. After taking into account the reduced time period for reporting the financial information for 2016, from the fiscal year ended December 31, 2015 to the nine month period ended September 30, 2016, the Company experienced a considerable 77% reduction in net sales, a 55% increase in other payables, and a 57% increase in inventories. We attribute these considerably divergent numbers to a lack of focus on the part of management of our operating subsidiaries, deterioration in the quality of inventories from water and moisture damage, and mismanagement of Company expenses at the operating subsidiary level.

Fiscal year Ended December 31, 2016 Compared to Fiscal year Ended December 31, 2015

As a result of the Disposition Event, the Company does not currently have any substantial operations and is a shell company, as such term is defined in Rule 12b-2 under the Exchange Act.

The Company’s loss before income taxes from continuing operations was $52,205,941 for the fiscal year ended December 31, 2016, as compared to $7,101,319 for the same period in 2015. This is mostly attributable to a $41,687,861 write-off of subscription receivable, as the Company’s management determined that it would no longer pursue payment for shares issued but not yet paid up.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

2. Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3. The following exhibits are filed as part of this Annual Report on Form 10-K

Exhibit No.	Title

3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment(2)
3.3	Bylaws(1)
21	Subsidiaries of the Registrant*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed on February 5, 2014.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 12, 2015.
*	Filed herewith.
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE CHAIN GROUP LIMITED, INC.

November 2, 2017	By:	/s/ David Po
David Po
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Dr. Jonathan Ka Kit Tam
Dr. Jonathan Ka Kit Tam Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

IMAGE CHAIN GROUP LIMITED, INC.

audited Consolidated Financial statements

AS OF December 31, 2016 AND 2015

(STATED IN U.S. DOLLARS)

INDEX TO FINANCIAL STATEMENTS

IMAGE CHAIN GROUP LIMITED, INC.

19

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

As detailed in Note 1 and Note 8 to the financial statements, during the year ended December 31, 2016, the Company disposed of all its substantial operations. As detailed in Note 11, the company effectuated a reverse split of its stock. Our opinion is not modified with respect to these matters.

San Mateo, California	WWC, P.C.
April 17, 2017, except for Notes 1, 8, 11, for which the date is November 2, 2017	Certified Public Accountants

IMAGE CHAIN GROUP LIMITED, INC.

AUDITED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

	2016	2015
		(Restated)
ASSETS
Current asset
Other receivables, net	$-	$-
Due from related parties	49,328	874,338
Current assets of discontinued operations	-	2,188,680
TOTAL ASSETS	$49,328	$3,063,018

COMMITMENTS AND CONTINGENCIES

Current liabilities
Accrued liabilities	35,675	28,478
Due to related parties	-	63,854
Current liabilities of discontinued operations	-	3,320,511
TOTAL LIABILITIES	35,675	3,412,843

STOCKHOLDER’S EQUITY
Preferred stock, $0.001 par value, 50,000 shares authorized, issued and outstanding as of December 31, 2016 and 2015, respectively	50	50
Common stock, US$0.001 par value, 3,950,000 shares authorized, issued and outstanding as of December 31, 2016 and 2015, respectively	3,950	3,950
Subscription receivable	-	(41,991,202)
Additional paid in capital	59,406,250	49,959,863
Accumulated deficit	(59,396,596)	(8,399,589)
Accumulated other comprehensive income	-	77,103
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	13,653	(349,825)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,328	$3,063,018

See Notes to Financial Statements and Accountants’ Report

IMAGE CHAIN GROUP LIMITED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE years ENDED DEcember 31, 2016 AND 2015

	2016	2015
		(Restated)
Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Selling, general and administrative expenses	9,466,267	5,420,343

Loss from operations	9,466,267	5,420,343

Other income (expense):
Write-off of other receivables	-	(1,680,976)
Write-off of subscription receivable	(41,687,861)	-
Write-off of amounts due from related parties	(1,051,813)	-
	(42,739,674)	(1,680,976)

Loss before income taxes for continuing operation	(52,205,941)	(7,101,319)

Provision for income tax	-	-

Loss from continuing operations	(52,205,941)	(7,101,319)

Discontinued Operations:
Loss from discontinued operations	(1,167,192)	(746,728)
Gain on disposal of subsidiaries	2,376,125	-
Net income (loss) from discontinued operations, net of taxes	1,208,933	(746,728)

Net loss	(50,997,008)	(7,848,047)

Other comprehensive income	-	35,972

Comprehensive loss	$(50,997,008)	$(7,812,075)

Loss per share from continuing operations
Basic	(13.22)	(3.43)
Diluted	(13.22)	(3.43)

Income (loss) per share from discontinued operations
Basic	0.31	(0.36)
Diluted	0.31	(0.36)

Net loss per share
Basic	(12.91)	(3.79)
Diluted	(12.91)	(3.79)

Weighted average number of common shares outstanding
Basic	3,950,000	2,070,916
Diluted	3,950,000	2,070,916

See Notes to Financial Statements and Accountants’ Report

IMAGE CHAIN GROUP LIMITED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE years ended december 31, 2016 and 2015

	2016	2015
		(Restated)
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	(50,997,008)	(7,848,047)

(Gain) loss from discontinued operations	(1,208,933)	746,728
Stock compensation	9,363,637	4,681,819
Write-off of other receivables	-	1,680,976
Write-off of subscription receivable	41,687,861	-
Write-off of amounts due from related parties	1,051,813	-
Changes in operating assets and liabilities:
Accrued liabilities	7,197	27,472
Net cash used in operating activities	(95,433)	(711,052)

CASH FLOWS USED IN FROM INVESTING ACTIVITIES
Cash increase from prior acquisition of discontinued operations	-	(1,690,621)
Net cash used in investing activities	-	(1,690,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances, net	(207,908)	(810,484)
Receipt of proceeds from share allotments in 2015	303,341	3,215,842
Net cash provided by financing activities	95,433	2,405,358

Effect of exchange rate changes on cash and cash equivalents	-	(3,685)

Net increase in cash and cash equivalents	-	-

Cash and cash equivalents, beginning balance	-	-
Cash and cash equivalents, ending balance	$-	$-

SUPPLEMENTAL DISCLOSURES:
Interest received	$-	$-
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing activities:
Reclassification of assets and liabilities held for disposal, net	$-	$1,131,831
Non-cash financing activities:
Forgiveness of debt by related party	$82,750	$-

See Notes to Financial Statements and Accountants’ Report

IMAGE CHAIN GROUP LIMITED, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(STATED IN US DOLLARS)

	Number of Preferred Stock	Preferred Stock	Number of Common Stock	Common Stock	Subscription receivable	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total
Balance, January 1, 2015	5,000,000	5,000	70,000,000	70,000	-	-	(551,542)	41,131	(435,411)
Reverse split	(4,950,000)	(4,950)	(69,300,000)	(69,300)		74,250			-
Net loss	-	-	-	-	-	-	(7,848,047)	-	(7,848,047)
Issuance of common stock for cash	-	-	585,750	586	-	3,215,256	-	-	3,215,842
Issuance of share based compensation	-	-	629,750	630	-	4,681,189	-	-	4,681,819
Share allotment	-	-	203,450	2,035	(41,991,202)	41,989,168	-	-	26,846
Foreign currency translation adjustment	-	-	-	-	-	-	-	35,972	35,972
Balance, December 31, 2015	50,000	50	3,950,000	3,950	(41,991,202)	49,959,863	(8,399,589)	77,103	(349,825)

Balance, January 1, 2016	50,000	50	3,950,000	3,950	(41,991,202)	49,959,863	(8,399,589)	77,103	(349,825)
Net loss							(50,997,008)		(50,997,008)
Forgiveness of debt by related party						82,750			82,750
Amortization of share based compensation						9,363,637			9,363,637
Receipt of proceeds from share allotments in 2015					303,341				303,341
Write-off of subscription receivable					41,687,861				41,687,861
Foreign currency translation adjustment reversal for disposal of foreign operations								(77,103)	(77,103)
Balance, December 31, 2016	50,000	50	3,950,000	3,950	-	59,406,250	(59,396,597)	-	13,653

See Notes to Financial Statements and Accountants’ Report

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Disposal of Silver Channel and its subsidiaries

On or about November 15, 2016, the Company’s subsidiary FDGH disposed of its ownership in Silver Channel which included all of the assets and liabilities of Silver Channel, Heiyuan Image, Guangzhou Image, and Yunnan Image. All of the Company’s substantial operations were conducted through the above four mentioned subsidiaries. The disposition was carried out by, Zheng Zewu, whom is the Director of both FDGH and Silver Channel. Silver Channel was sold to Hong Kong Private Medical Services Limited for a nominal value as indicated by the bought and sold note stamped by the Inland Revenue Department of Hong Kong. In conjunction with the Company’s disposition of Silver Channel and its subsidiaries, the management has recast previously filed financial statements as of and for the year then ended December 31, 2015 in order to segregate the financial position and results of operations of discontinued operations.

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

The Company’s cost of sales is comprised of the inbound acquisition cost of packaged finished goods for resale, inbound shipping, value-added tax and business taxes recognized upon sales of goods.

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. As a result, the Company has elected to early adopt this Update prospectively. As of December 31, 2016, and for prior periods retrospective adjustments have not been applied.

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

As of December 31, 2016, and 2015 (restated), the Company had accumulated deficits of $59,396,596 and $8,399,589 due to the substantial losses incurred in operations that have been discontinued in 2016. There was substantial doubt regarding the Company’s ability to continue as going concern at December 31, 2016, and management’s previous plan to support the Company’s operations and maintain its business strategy by raising additional funds through public and private offerings, or loans from related parties, or to rely on officers and directors to perform essential functions with minimal compensation was unsuccessful.

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the years ended December 31,
	2016	2015
		(Restated)
Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(50,997,008)	$(7,848,047)

Denominator:
Weighted average common shares outstanding	3,950,000	2,070,916
Basic loss per share	$(12.91)	$(3.79)

Diluted earnings per share:
Numerator:
Net loss used in computing diluted earnings per share	$(50,997,008)	$(7,848,047)

Denominator:
Weighted average common shares outstanding	3,950,000	2,070,916
Diluted loss per share	$(12.91)	$(3.79)

Dilutive securities having an anti-dilutive effect on diluted loss per share are excluded from the calculation.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS

Amounts due from related parties consisted of the following:

	December 31,	December 31,
	2016	2015

Wu Junrui, former director of FDGH	49,328	49,328
Silver Channel, a former subsidiary, to ICGL	-	825,010
	$49,328	$874,338

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

The Company’s registered office and principal place of business was provided by Image Industrial Development Ltd., a major shareholder of the Company. The terms of the lease agreement are for one year from November 1, 2016 through October 31, 2017. There was no rental deposit paid and the annual rental expense was $90 (HKD $700). These rental rates may differ from fair market rates.

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	DISCONTINUED OPERATIONS

Financial Position: At December 31,	2016	2015
ASSETS
Current asset
Cash and cash equivalents	35,228	78,753
Account receivable, net		10,389
Advanced to suppliers		680,178
Inventories	41,679	447,972
Other deposits		48,920
Other receivables, net		430,433
Related party receivable		259,800
Prepaid tax	10,848	55
Total current assets	87,755	1,956,500

Non-current assets
Property, plant and equipment, net	158,251	232,180

TOTAL ASSETS	246,006	2,188,680

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	421,875	491,643
Tax payable	-	1,730
Other payables	609,122	372,374
Accrued liabilities	-	2,321
Related party payable	117,670	888,646
Customer advances	1,473,464	1,563,798
TOTAL LIABILITIES	2,622,131	2,495,501
NET LIABILITIES	(2,376,125)	(306,821)

Results of Discontinued Operations For the years ended December 31,	2016	2015

Net sales	319,061	1,386,968
Cost of sales	190,743	941,748
Selling, general and administrative expenses	2,320,252	1,199,301

Other income (expenses)	1,024,751	7,353

Income tax	9	-

Income (loss) from discounted operations	(1,167,192)	(746,728)

As detailed in Note 1, the Company disposed of Silver Channel and its subsidiaries on November 15, 2016. The values presented above detail the financial position and results of operations of Silver Channel and its subsidiaries at December 31, 2016 and 2015 and for the years then ended. Management believes that amounts disclosed at and for the year ended December 31, 2016, fairly approximate the financial position and results of operations, at, and up through the date of disposal. Silver Channel and its subsidiaries were in a net liability position at the time of disposal which raised substantial doubt as to whether Silver Channel and its subsidiaries could continue as a going concern. The figures above have been presented assuming that Silver Channel and its subsidiaries will continue as going concerns; no adjustments for liquidation value have been applied to those amounts. The financial position of the discontinued operations as of December 31, 2016 is presented for informational purposes and for the calculation the approximate gain or loss resulting from the disposal of those subsidiaries; however, the assets and liabilities of those discontinued operations are not included in the accompanying consolidated balance sheet of the Company at December 31, 2016.

9.	CORRECTION OF ERROR

The Company determined that other receivable, accrued liabilities, sales, and selling expenses were overstated for the year ended December 31, 2015, and accumulated deficit was understated for that same period. As a result of the figures at December 31, 2015 and for the year then ended being reclassified and restated as a result of the discontinuance of operations during 2016 material figures are presented in a narrative format, as part of continuing operations, as follows: (1) other receivable, (2) accrued liabilities, (3) sales, and (4) selling, general, and administrative expenses were previously recorded as: $2,468,538, $387,927, $1,386,968, and $6,296,461 have been adjusted to be $0, $28,478, $0, and $5,420,343, respectively. Accumulated deficit was increased by $1,680,976. The reason for the adjustment is that the Company recorded the funds received by a third party on the Company’s behalf, and related liability, for the commissions payable related to the sale of its shares. The funds were not received by the Company, but instead paid to the managers of the Company’s prior PRC subsidiaries. Upon discovery of this error, management has determined that the gross amount of these funds should be netted against commission expenses accrued as liabilities, and the expected net proceeds that were received by the managers of the PRC subsidiaries are no longer recoverable and should be written to the Company’s results of operations in 2015. The impact of the Company’s loss per share was an additional loss of $1.00 on post reverse split basis.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	LOSS ON SUBSCRIPTION RECEIVABLE

The Company’s management determined that it would no longer pursue payment for shares issued, but not yet paid up that have been accounted for as the equity contra-account subscription receivable. Accordingly, the Company has charged the remaining unpaid balance of $41,661,015 to its result from operations for the year ended December 31, 2016.

11.	SUBSEQUENT EVENT

On February 13, 2017, Xinyuan Yang, whom was transferred the right to the 5,000,000 shares of the Company’s preferred stock that was originally entitled to Mr. Wu Jun Rui from the share exchange between the Company and FDGH and Mr. Wu, entered into an agreement with the Company to exchange his right to the preferred stock for common shares of the Company’s stock.

On August 4, 2017, the Nevada Secretary of State approved the Company’s corporate action to effectuate a reverse stock split of its stock on a 1-for-100 basis, whereby the Company’s 400,000,000 authorized shares with a par value of $0.001 per share will become 4,000,000 authorized shares with a par value of $0.001; all fractional shares will be rounded up to the next whole share. The Company’s historical equity and earnings per share have been retroactively restated to reflect this reverse split.

On or about September 4, 2017, the Company’s board of directors approved the issuance of 3,320,800 of post-reverse-split shares of the Company’s common stock to its executives and other outside consultants as compensation for services to be rendered.

