Form 10-Q
period 2017-09-30
Image Chain Group Limited, Inc.
filed 2017-11-13
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to_____________________

Commission File Number 000-55326

IMAGE CHAIN GROUP LIMITED, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-4333787
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 503, 5F, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong, China	N/A
(Address of principal executive offices)	(Zip Code)

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

[X] YES             [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

7,270,882 common shares issued and outstanding as of November 10, 2017.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

UNaudited Consolidated condensed Financial statements

AS OF September 30, 2017 AND December 31, 2016

and for the three and nine months ended septemebr 30, 2017 and 2016

(STATED IN U.S. DOLLARS)

F-1

IMAGE CHAIN GROUP LIMITED, INC.

IMAGE CHAIN GROUP LIMITED, INC.

unaudited CONSOLIDATED CONDENSED BALANCE SHEETS

	At	At
	September 30, 2017	December 31, 2016
		(Audited)
ASSETS
Current assets
Due from related parties	-	49,328
TOTAL ASSETS	$-	$49,328

Current liabilities
Accrued liabilities	-	35,675
Due to related parties	326,736	-
TOTAL LIABILITIES	$326,736	$35,675

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 50,000 shares authorized, 50,000 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	50	50
Common stock, US$0.001 par value, 395,000,000 shares authorized, 7,270,882 and 3,950,082 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	7,271	3,950
Additional paid in capital	1,719,802,929	59,406,250
Accumulated deficit	(1,720,136,986)	(59,396,597)
Accumulated other comprehensive income	-	-
TOTAL STOCKHOLDERS’ EQUITY	(326,736)	13,653

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$49,328

See Notes to Financial Statements and Accountants’ Report

IMAGE CHAIN GROUP LIMITED, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Selling, general and administrative expenses	113,260	34,018	326,736	91,438
Stock compensation	1,660,400,000	-	1,660,400,000	-

Loss before income taxes for continuing operations	1,660,513,260	34,018	1,660,726,736	91,438

Provision for income tax	-	-	-	-

Loss from continuing operations	$1,660,513,260	$34,018	$1,660,726,736	$91,438

Discontinued Operations:
Loss from discontinued operations	-	22,289	-	348,467
Loss from discontinued operations, net of taxes	-	22,289	-	348,467

Net loss	1,660,513,260	56,307	1,660,726,736	439,905

Other comprehensive income:
Foreign currency translation adjustment gain	-	2,216	-	49,038

Comprehensive loss	$1,660,513,260	$58,523	$1,660,726,736	$390,867

Loss per share from continuing operations
Basic	(338.96)	(0.01)	$(389.16)	$(0.02)
Diluted	(338.96)	(0.01)	$(389.16)	$(0.02)

Loss per share from discontinued operations
Basic	(0.00)	(0.00)	$(0.00)	$(0.09)
Diluted	(0.00)	(0.00)	$(0.00)	$(0.09)

Net loss per share
Basic	(338.96)	(0.01)	$(389.16)	$(0.11)
Diluted	(338.96)	(0.01)	$(389.16)	$(0.11)

Weighted average number of common shares outstanding
Basic	4,898,823	3,950,082	4,267,437	3,950,082
Diluted	4,898,823	3,950,082	4,267,437	3,950,082

See Notes to Financial Statements and Accountants’ Report

IMAGE CHAIN GROUP LIMITED, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(STATED IN US DOLLARS)

	For the nine months ended September 30,
	2017	2016
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(1,660,726,736)	$(439,905)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of taxes	-	291,606
Stock compensation	1,660,400,000	-
Decrease in accrued liabilities	(35,675)	(13,507)
Net cash (used in)/provided by in operating activities	(362,411)	(161,806)

CASH FLOWS USED IN FROM INVESTING ACTIVITIES
Cash increase from prior acquisition of discontinued operations	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments and advances from related parties, net	362,411	161,806
Net cash provided by financing activities	362,411	161,806

Effect of exchange rate changes on cash and cash equivalents	-	-

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents, beginning balance	-	-
Cash and cash equivalents, ending balance	$-	$-

SUPPLEMENTAL DISCLOSURES:
Interest received	$-	$-
Interest paid	$-	$-
Income tax paid	$-	$-

See Notes to Financial Statements and Accountants’ Report

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

On August 18, 2014, the Company, through its subsidiary Heyuan Image, acquired 100% equity of Guangzhou Image Agricultural Technology Co., Ltd. (“Guangzhou Image”). Guangzhou Image is a limited liability company registered in Guangzhou City, Guangdong Province, PRC. Guangzhou Image has not yet engaged in operating activities since its incorporation. Guangzhou Image is wholly owned by Heyuan Image. Guangzhou Image has a registered capital of RMB 10 million of which zero was paid up and outstanding.

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

Reverse split

On August 4, 2017, the Company effectuated a reverse stock split of both its common and preferred shares on a 1-for-100 basis from 395,000,000 and 5,000,000 issued and outstanding common shares with a par value of $0.001 per share to 3,950,082 and 50,000 issued and outstanding shares with a par value of $0.001, respectively. All fractional shares were rounded up to the next whole share. All shares outstanding and earnings per share have been retroactively restated.

Issuance as compensation

On or about September 4, 2017, the Company’s board of directors approved the issuance of 3,320,800 of post-reverse-split shares of the Company’s common stock to its executives and other outside consultants as compensation for services to be rendered. The Board of Directors valued the shares $5 per share on a pre-reverse split basis, which is equivalent to a $500 per share on a post-reverse split basis.  In accordance to the aforementioned per share valuation, the Company recorded a non-cash stock compensation of expense of $1,660,400,000 to its results of operations.

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(b)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2016.

(c)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries for which the Company is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

As of September 30, 2017, the detailed identities of the consolidating subsidiaries are as follows:

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

The Company accounts for cash and cash equivalents as cash on hand, time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. As of September 30, 2017, the Company did not have any cash and cash equivalents.

(g)	Accounts and Other Receivables

Accounts receivable would be presented net of allowance for bad debt. These provisions would be based on analysis historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

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

The Company’s current functional and reporting currency is the United States Dollar, USD. Its previous subsidiaries used the Chinese Renminbi (RMB) and Hong Kong Dollars (“HKD”) as its functional currencies.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

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

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

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

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. As a result, the Company has elected to early adopt this Update prospectively. As of September 30, 2017, and prior period retrospective adjustments have not been applied.

As of September 30, 2017, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

3.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30,2017 and December 31, 2016, the Company had accumulated deficits of $1,720,136,986 and $59,396,597 due to the substantial losses incurred in operations that have been discontinued in 2016; the Company also continues to incur losses to maintain its listing as an U.S. public company. There was substantial doubt regarding the Company’s ability to continue as going concern at September 30, 2017 and December 31, 2016. Management continues to employ its previous plan to support the Company’s operations and maintain its business strategy by raising additional funds through public and private offerings, or loans from related parties, or to rely on officers and directors to perform essential functions with minimal compensation was unsuccessful.

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

Silver Channel, the Company’s former indirectly subsidiary was incorporated in Hong Kong and is subject to the Inland Revenue Ordinance of Hong Kong. Hong Kong adopted a uniform tax rate of 16.5% for all enterprises.

The Company’s former indirectly held subsidiaries that were incorporated in the PRC and are governed by the Income Tax Law of the PRC and various local income tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises including foreign-invested enterprises.

For the nine months ended September 30, 2017 and 2016, the Company has not provided any provision for income tax as it incurred substantial net operating loss during the periods.

The Company’s management did not recognize any deferred tax benefit and related deferred tax assets at September 30, 2017 and 2016, as a result of the substantial net operating losses because the management was unable to determine when it would be able to generate taxable income to make use of such potential future tax assets.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

5.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the nine months ended September 30,
	2017	2016
Basic and diluted net loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(1,660,726,736)	$(439,905)

Denominator:
Weighted average common shares outstanding	4,267,437	3,950,082
Basic loss per share	$(389.16)	$(0.11)

There were no potentially dilutive securities outstanding during the nine months ended September 30, 2017 and 2016.

On February 13, 2017, Xinyuan Yang, whom was transferred the right to 5,000,000 shares of the Company’s preferred stock that was originally entitled to Mr. Wu, Jun Rui from the share exchange between the Company and FDGH and Mr. Wu, entered into an agreement with the Company to exchange his right to the preferred stock for common shares of the Company’s stock. As of the date of this report the exchange has not occurred.

6.	RELATED PARTY TRANSACTION

Amounts due from related parties consisted of the following:

	September 30, 2017	December 31, 2016

Wu, Junrui, former director of FDGH	$-	$49,328

Amounts due to related parties consisted of the following:

	September 30, 2017	December 31, 2016

David Po, Chairman and Chief Executive Officer	$326,736	$-

Mr. Wu previously had an outstanding balance owed to the Company in the amount of $49,328 at December 31, 2016. During the nine months ended September 30, 2017, Mr. Wu paid expenses and professional fees on behalf of the Company and has fully settled the outstanding balance owed by him to the Company.

The balance owed to Mr. Po was incurred for all of the professional expense payments made by him on behalf of the Company.

The Company’s registered office and principal place of business was provided by Image Industrial Development Ltd., a major shareholder of the Company. The terms of the lease agreement are for one year from November 1, 2016 through October 31, 2017. There was no rental deposit paid and the annual rental expense was $90 (HKD $700). These rates may differ from fair market values. As of the date of the this report the lease has expired. The Company is currently in discussions with Image Industrial Development Ltd. to renew its lease.

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

7.     DISCONTINUED OPERATIONS

For the nine months ended
September 30, 2016
Results of Operations
Net sales	$319,647
Cost of sales	159,800
Selling, general and administrative expenses	508,531
Interest and other income	226
Income tax	9
Loss from discounted operations	$348,467

As detail in note 1, the Company disposed of Silver Channel and its subsidiaries on November 15, 2016.

The values presented above are management representations of the consolidated financial position and results of operations for the nine months ended September 30, 2016. The Company believes these values approximate the value of Silver Channel and its subsidiaries. Those figures are unaudited.

8.	SUBSEQUENT EVENT

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

The Company has analyzed its operations subsequent to September 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material events to disclose.

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

On May 1, 2017, upon recommendation of the Board of Directors, a majority of the Company’s common stockholders consented in writing to (i) effect a reverse stock split on a 1 for 100 stock split basis from 400,000,000 authorized shares with a par value of $0.001 per share to 4,000,000 authorized shares with a par value of $0.001, and (ii) after the reverse stock split, to increase the authorized shares of common stock from 3,950,000 to 2,000,000,000 shares with a par value of $0.001 per share, and to decrease the authorized shares of preferred stock from 50,000 to zero (0). As of the date hereof, the reverse stock split has been effected, and the increase in authorized common shares and elimination of preferred shares are still in process. The reverse stock split became effective on August 4, 2017.

Results of Operations

As more fully described in Note 1 of the Notes to the Financial Statements contained in this Quarterly Report, on or around November 15, 2016, the Company disposed of all of its operating assets. As a result of this Disposition Event, the Company has since been operating as a shell company, as that word is defined by Rule 12b-2 of the Exchange Act. Consequently, the Company’s results of operations consist of $0 of revenue for the three and nine months ended September 30, 2017.

Three months ended September 30, 2017 compared to three months ended September 30, 2016.

	Three months Ended September 30
	2017 $	2016 $	Change $
Revenue	-	-	-
Operating expenses	1,660,513,260	34,018	1,660,479,242
Loss from discontinued operations	-	(22,289)	22,289
Net loss	(1,660,513,260)	(56,307)	1,660,456,953

Our operating expenses, for the three months ended September 30, 2017 were $1,660,513,260 compared to $34,018 for the same period in 2016. The increase in operating expenses was primarily as a result of recognizing stock-based compensation of $1,660,400,000, from the issuance of 3,320,000 shares of common stock, to employees and services providers in exchange for services rendered.

We incurred a net loss of $1,660,513,260 and $56,307 for the three months ended September 30, 2017 and September 30, 2016, respectively.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016.

	Nine months Ended September 30
	2017 $	2016 $	Change $
Revenue	-	-	-
Operating expenses	1,660,726,736	91,438	1,660,635,298
Loss from discontinued operations	-	(348,467)	348,467
Net loss	(1,660,726,736)	(439,905)	1,660,286,831

Our operating expenses, for the nine months ended September 30, 2017 were $1,660,726,736 compared to $91,438 for the same period in 2016. The increase in operating expenses was primarily as a result of recognizing stock-based compensation of $1,660,400,000, from the issuance of 3,320,000 shares of common stock, to employees and services providers in exchange for services rendered.

We incurred a net loss of $1,660,726,736 and $439,905 for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2017 and December 31, 2016, respectively.

Working Capital

	September 30,	December 31,
	2017 $	2016 $	Change $
Cash	-	-	-
Current assets	-	49,328	(49,328)
Current liabilities	326,736	35,675	297,061
Working capital (deficit)	(326,736)	13,653	(340,389)

Cash Flows

	Nine Months Ended
	September 30,
	2017 $	2016 $	Change $
Net cash used in operating activities	(326,411)	(161,806)	164,605
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	362,411	161,806	200,605
Change in cash and cash equivalents for the period	-	-	-

The Company’s cash and cash equivalents were $0 at September 30, 2017 and at December 31, 2016.

As at September 30, 2017, the Company’s current assets were $0, compared to current assets of $49,328 as of December 31, 2016. As of December 31, 2016, current assets consisted solely of a related party receivable, which was fully repaid during the period ended September 30, 2017.

As at September 30, 2017, current liabilities were $326,736, an increase of $297,061 from December 31, 2016. The increase of current liabilities was primarily a result of amounts due to related parties for payment of legal, accounting and consulting expenses incurred to maintain public company status for our Company and in connection with our efforts to source revenue-generating corporate acquisition targets.

The Company finished the third quarter with a working capital deficiency of $326,736, a reduction to working capital of $340,389, as compared to working capital at December 31, 2016.

Cash Flow from Operating Activities

During the nine months ended September 30, 2017, our Company used $326,411 in operating activities, compared to $161,806 used in operating activities during the nine months ended September 30, 2016. The cash used from operating activities for the nine months ended September 30, 2017 consisted of expenses paid to legal, accounting and other service providers in connection with complying with our continuing reporting obligations and sourcing and analyzing acquisition targets.

Cash Flow from Investing Activities

During the nine months ended September 30, 2017 and 2016, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the nine months ended September 30, 2017, our Company received $362,411 from financing activities compared to $161,806 received from financing activities during the nine months ended September 30, 2016. The cash flow for financing activities for the nine months ended September 30, 2017 and 2016, was a result of net payments provided to the Company by related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

GOING CONCERN

These financial statements have been prepared assuming that Company will continue as a going concern. As of September 30, 2017 and December 31, 2016, the Company had accumulated deficits of $1,720,136,986 and $59,396,597 due to substantial losses. There was substantial doubt regarding the Company’s ability to continue as going concern at September 30, 2017 and December 31, 2016. Refer to Note 3. GOING CONCERN UNCERTAINES of the accompanying notes to the consolidated condensed financial statements.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 of Notes to the Financial Statements.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge no such proceedings have been threatened against the Company.

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGE CHAIN GROUP LIMITED, INC.
(Registrant)

Dated: November 13, 2017	/s/ David Po
David Po
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2017	/s/ Dr. Jonathan Ka Kit Tam
Dr. Jonathan Ka Kit Tam
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

