Form 10-K
period 2017-12-31
Image Chain Group Limited, Inc.
filed 2018-04-17
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 000-55326

IMAGE CHAIN GROUP LIMITED, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-4333787
(State or other jurisdiction of	IRS Employer
incorporation or organization)	(Identification No.)

Room 503, 5F, New East Ocean Centre, 9 Science Museum Road,
Kowloon, Hong Kong, China	N/A
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $2,000,000,000 based on the closing price on June 30, 2017.

The number of shares of common stock of the registrant, par value $0.001 (the “Common Stock”), outstanding as of April 13, 2018 is 507,270,882.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business.

Company History and Recent Developments

Image Chain Group Limited, Inc.

Image Chain Group Limited, Inc. (formerly Have Gun Will Travel Entertainment, Inc.) was incorporated under the laws of Nevada on December 18, 2013, and initially sought to create reality television programming. References in this Report to “ICGL”, “Image Chain”, the “Company”, the “Registrant”, “we”, “our” or “us” are to Image Chain Group Limited, Inc.

On May 5, 2015, ICGL entered into a share exchange agreement (the “FDHG Exchange Agreement”) with Fortune Delight Holdings Group Ltd (“FDHG”) and Wu Jun Rui, on behalf of himself and certain other individuals who were to receive shares of ICGL pursuant to the FDHG Exchange Agreement (the “FDGH Shareholders”). On the terms and subject to the conditions set forth in the FDHG Exchange Agreement, on May 5, 2015, Wu Jun Rui transferred all 50,000 shares of FDHG common stock, consisting of all of the issued and outstanding shares of FDHG, to ICGL in exchange for the issuance to the stockholders of FDHG of 59,620,000 shares of the Company’s common stock, par value $.001 per share (“Common Stock”) and 5,000,000 shares of the Company’s preferred stock, par value $.001 per share (“Preferred Stock”).

As a result of the closing of the FDHG Exchange Agreement, FDHG became the Company’s wholly owned subsidiary. FDHG, through its subsidiaries, manufactured and sold “Image Tea”-branded tea products from its tea garden in Yunnan Province.

On June 11, 2015, the Company amended its Articles of Incorporation in order to change its name to Image Chain Group Limited, Inc. and to increase the authorized shares of Common Stock from 70,000,000 to 400,000,000. The name change was undertaken in order to more closely align with the operations of the Company’s wholly-owned subsidiary, The increase in authorized Common Stock was undertaken to allow the Company to utilize the newly available shares to raise capital.

On or about November 15, 2016, FDHG disposed of its ownership of all operating assets, and as a result ICGL became a shell company, as defined by Rule 12b-2 under the Exchange Act (the “Disposition Event”). The Disposition Event is evidenced by a bought and sold note stamped by the Inland Revenue Department of Hong Kong, which we believe is a legally binding document.

On February 13, 2017, the Company filed with the Secretary of State of the State of Nevada a Certificate of Correction (the “Certificate of Correction”) to correct a mistake made in the Company’s original Articles of Incorporation with regard to the Preferred Stock issued in connection with the FDHG Exchange Agreement. As a result, ICGL had 395,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock issued and outstanding. The Company subsequently entered into an agreement pursuant to which the holder of the Preferred Stock agreed to retire the Preferred Stock in exchange for receiving an equal number of shares of Common Stock of the Company. As of the date of this Report, that exchange of Preferred Stock for Common Stock has not yet occurred.

On May 1, 2017, upon recommendation of the Board of Directors, a majority of Image Chain’s common stockholders consented in writing to amendment of Image Chain’s Articles of Incorporation to (i) effect a reverse stock split on a 1 for 100 stock split basis from 400,000,000 authorized shares with a par value of $0.001 per share to 4,000,000 authorized shares with a par value of $0.001, and (ii) after the reverse stock split, to increase the authorized shares of Common Stock from 3,950,000 to 2,000,000,000 shares with a par value of $0.001 per share, and to decrease the authorized shares of Preferred Stock from 50,000 to zero (0). As of the date of this Report, the reverse stock split and increase in authorized shares have been completed, and the decrease in shares of Preferred Stock is still in process, as a result 50,000 shares of Preferred Stock are authorized and outstanding.

Image P2P Trading Group Limited

Image P2P Trading Group Limited (“Image P2P”), a company organized under the laws of the British Virgin Islands, was incorporated on April 21, 2015. Asia Grand Will (“AGW”) was incorporated on March 18, 2017 in the Hong Kong SAR. AGW wholly owns Fuzhi Yuan (Shenzhen) Holdings Limited (“FYSZ”) which was established on June 20, 2017 in the PRC. FYSZ is a wholly owned foreign entity under PRC law. FYSZ wholly owns Jiangxi Fuzhiyuan Biotechnology Limited (“Fuzhiyuan Biotechnology”), which was established on January 5, 2013 in the PRC. FYSZ acquired Fuzhiyuan Biotechnology on July 14, 2017. AGW and FYSZ are intermediary holding companies. Image P2P conducts its operations through Fuzhiyuan Biotechnology. Image P2P acquired AGW on Jul 28, 2017.

The reorganization of Image P2P and its subsidiaries via the acquisitions detailed above, by and amongst Image P2P and AGW, FYSZ, and Fuzhiyuan Biotechnology, have been accounted for under US GAAP as business combinations under common control.

The Share Exchange

On November 14, 2017, Image Chain entered into a share exchange agreement (the “Exchange Agreement”) with Image P2P and the shareholders of Image P2P (the “Sellers”). Pursuant to the Exchange Agreement, the Sellers transferred all 50,000 shares of Image P2P outstanding common stock to the Company in exchange for 500,000,000 shares of Common Stock (the “Share Exchange”). As a result of the Share Exchange, Image P2P became the Company’s wholly-owned subsidiary. Image P2P, through its subsidiaries, is engaged in producing, marketing and selling tea polyphenol products, and is developing for production tea polyphenol-based products. Image P2P is located in the PRC.

The Share Exchange has been accounted for as a reverse- merger and recapitalization of Image Chain where Image Chain (the legal acquirer) is considered the accounting acquiree and Image P2P (the acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of Image P2P.

Accordingly, the accompanying consolidated financial statements are those of the accounting acquirer, Image P2P. The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the Share Exchange occurred as of the beginning of the first period presented.

As used in this Report, unless otherwise stated or the context clearly indicates otherwise, the terms “ICGL”, “Image Chain”, the “Company,” the “Registrant,” “we,” “us” and “our” refer to Image Chain after having given effect to the acquisition of Image P2P.

Our authorized capital stock currently consists of 2,000,000,000 shares of Common Stock and 50,000 shares of Preferred Stock. Our Common Stock is quoted on the OTC Markets under the symbol “ICGL”.

Our principal executive offices are located at Room 503, 5/F, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong, S.A.R. Our telephone number is (852) 3188-2700. Our periodic and current reports with the SEC can be obtained from the SEC website, www.sec.gov.

Company Overview

We extract tea polyphenol from tea leaves for use in a wide variety of health and beauty products, beverages, filters and purifiers, and other products. We produce tea polyphenol to the specific requirements of end-users, utilizing different types of tea leaves harvested at different points in the growth cycle. We are also developing proprietary tea polyphenol-based products for sale. Our newly-installed tea polyphenol extraction assembly completed ramp up in 2017. Given sufficient access to raw materials and working capital, we expect the annual manufacturing capacity of our currently installed extraction assembly to reach 600 metric tons of tea polyphenol. We operate our business from our newly constructed facilities in Wan’An City, Jiangxi Province, PRC. Our facilities consist of our first extraction assembly, polyphenol drying and processing clean room, warehouse, showroom, research facility and offices.

Since its founding in 2013, Fuzhiyuan Biotechnology focused on acquiring the technical processes, land, equipment and capital for the construction of the largest tea polyphenol extraction and processing facility in the PRC. In 2013 and 2014 we developed working relationships with experts in the field of tea polyphenols and extraction processes, located a suitable site for our facility, negotiated with and applied to relevant government authorities for approval of our project, applied to lenders for financing the acquisition of our land use rights and equipment, applied for construction loans, and negotiated with equipment suppliers and construction firms. Construction of our facility began in 2015 and was substantially completed by the third quarter of 2016, with initial commercial production and sales achieved in the fourth quarter of 2016. The ramp-up of our facility concluded in 2017.

Product and Market Overview

Tea polyphenol-based products have become popular in health-conscious communities throughout the world. Polyphenols are antioxidants found at varying levels in most fruits and vegetables. Tea leaves contain relatively high levels of polyphenols. Research has found intake of tea polyphenols through drinking tea to correlate to lower levels of certain types of cancer, stroke, heart disease and Alzheimer’s disease. There is also clinical interest in the correlation, if any, to intake of tea polyphenols and weight loss, and the control of the symptoms of type II diabetes. Although we supply tea polyphenols for use in tea polyphenol-based products, we do not make any claims, either through our own sales and marketing, through our third- party distributors, or otherwise, as to the medical benefits of our tea polyphenol products. We do not believe that we are engaged in the production of pharmaceutical products, or that the markets in which our tea polyphenol are used regulate tea polyphenol-based products as pharmaceuticals.

Interest in the health benefits of tea polyphenols have led to their incorporation in a range of products – shampoos, soaps, facial wipes, creams and cosmetics; concentrated beverages, health beverages, sports beverages and caffeinated beverages; candies, cooking oils, and syrups; air purifiers, air conditioner air filters, face masks and cleaning wipes. For example, in Japan, tea polyphenol -based air conditioner air filters, shampoos, soaps and facial wipes are seen as providing superior anti-viral and anti-biotic cleaning properties. In Germany, tea polyphenol-based beverages have gained acceptance for purported digestive and restorative properties.

It is difficult to estimate the global market for tea polyphenol-based products or tea polyphenols. According to our understanding of the market and consultation with PRC research institutes, PRC production of tea polyphenols reached 5,000 metric tons in 2015, and are estimated to be growing at over 30% per annum. The main markets for tea polyphenols are East Asia and Europe. Based on our understanding of tea leaf and tea polyphenol domestic and foreign markets, participation in trade fairs, sales and marketing efforts, research into tea polyphenol-based products and consultation with relevant academic institutions in the PRC, we believe that in the near-term the market for tea polyphenol will be characterized by increased demand at steady price levels.

Our Strengths

We believe our competitive advantages currently include:

●	our understanding of tea leaf and tea polyphenol properties attained through cooperation with leading academics and our own internal team of tea polyphenol production experts;
●	technical expertise in producing tea polyphenols to precise chemical specifications, which we believe will distinguish us from competitors as tea polyphenols are incorporated in a wider range of tea polyphenol-based products;
●	low input costs as we continue to improve our extraction process know-how, thus improving production efficiency;
●	location in a key tea leaf growing region in China, with access to tea leaf supply from throughout the PRC; and
●	scalability of our business – our current facility can host further extraction assemblies in addition to the extraction assembly currently in operation.

Our Strategy

We expect to grow and increase the profitability of our business through:

●	further lowering our input costs with process improvements in tea polyphenol extraction, drying and processing;
●	growing our revenues with increased sales and marketing activities;
●	expanding our sales channels by obtaining export licenses for tea polyphenol and tea polyphenol-based products;
●	launching our proprietary tea polyphenol-based products in 2018; and
●	increasing our production capacity through installation of further tea polyphenol extraction assemblies.

As of the date of this Report, we have not entered into any agreements for the financing, development or construction of further tea polyphenol extraction assemblies.

Extraction and Powder Process

The extraction of tea polyphenol from tea leaves begins with the purchase of tea leaves. Tea leaves at different stages of the growth cycle have different chemical properties, and so we maintain supplies of tea leaves harvested at different times in the grow season. We prepare tea leaves for polyphenol extraction based on the chemical specifications of an order. Tea leaves are stored dry and no chemical additives are introduced prior to the extraction process.

An advanced emulsion and distillation process is used to extract tea polyphenols. After being steeped in water at a controlled temperature, gravity, water pressure, heat and centrifuge separation are used to prepare an intermediate liquid for distillation. Chemical catalysts are introduced to bring the tea polyphenols into the intermediate liquid and to stabilize the liquid for distillation. The intermediate liquid is distilled through four different phases, with measuring of chemical composition of the liquid at each phase. The distilled liquid is moved through a closed system to our powder process clean room. There, pressure and heat remove water, leaving powdered tea polyphenol product. We package our tea polyphenol in our clean room, and store the packaged product in temperature- and humidity-controlled storerooms onsite.

Suppliers

We purchase tea leaves from a number of suppliers in the PRC. We typically pay deposits for the delivery of orders to an intermediate warehouse managed by the supplier or an agricultural cooperative associated with the supplier. Tea leaves are delivered to our facility by the distributor at our request and upon payment in full of the purchase price.

Due to recent changes in the European Union quality standards for the import of tea leaves, a greater portion PRC domestic tea leaf production is being exported, resulting in higher domestic market prices for tea leaves. We believe this development has been fully reflected in the PRC tea leaf market in 2016, and do not expect this development to have any further effect on our ability to obtain tea leaf supply, or the price we pay for tea leaves.

Sales and Marketing

Third-party distributors sell our tea polyphenol to end-users, primarily in markets outside the PRC. We have applied for an export license for tea polyphenol and tea polyphenol-based products, and plan to export our products directly to end-users once the relevant licenses are obtained.

As a growth business, most of our office and research staff participate to some extent in our marketing efforts. We do not operate a separate sales and marketing department. We engage in marketing of our tea polyphenol and tea polyphenol - based products with both PRC and foreign distributors of tea polyphenol. Our staff promotes our tea polyphenol products at our showroom in Jiangxi Province and at trade fairs. Our sales and marketing efforts focus on business development through client functions, participation in trade fairs, distribution of marketing materials to potential customers and the media and active participation in academic and trade groups. We plan to grow our sales and marketing function through the establishment of a separate sales and marketing department, increased participation in domestic trade fairs and other sales events, participation in foreign marketing events and online and other media promotion of tea polyphenol and tea polyphenol-based products.

Competition

We compete primarily with other tea polyphenol manufacturers in the PRC and India. The barriers to entry for our industry are significant, given the cost of the equipment and clean room, space required to house the manufacturing facilities, large tea leaf supply requirements and manufacturing know-how required to produce tea polyphenols to specification. We believe the primary PRC competitors in our industry have production capacity from 100 to 1100 metric tons and compete with us on price, which is determined by our third-party distributors based on market demand. We believe that only a handful of market participants can compete with us on technical specifications, and that this will be an increasingly important area of differentiation as the markets for tea polyphenol-based products expands.

Intellectual Property

We have been awarded patents by the PRC government in relation to elements of our production process, and have been recognized as possessing proprietary manufacturing know how for other elements of our production process. We believe these patents and proprietary know-how evidence our manufacturing skill. However, we do not expect to differentiate ourselves in the market with these awards, or believe that receipt of these awards will act as a barrier to entry for our competitors.

Research and Development

In addition to ongoing research and development regarding our tea polyphenol extraction and powder process, we are developing our own tea polyphenol-based products. There can be no certainty these efforts will result in the development of a viable product for market. The costs associated with improving our manufacturing process technologies are expensed as incurred in our cost of revenues. Our costs associated with tea polyphenol-based product research and development were $1,255,223 for the year ended December 31, 2017 and $31,366 for the year ended December 31, 2016.

Government Regulation

Foreign Government Regulation

We are subject to numerous PRC national, provincial and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, product stewardship and end-of-life handling or disposition of products, and environmental protection, including those governing the generation, storage, handling, use, transportation and disposal of hazardous or potentially hazardous materials. Some of these laws and regulations require us to obtain licenses or permits to conduct our operations. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. Although the costs to comply with applicable laws and regulations, including requirements relating to the restriction of use of hazardous substances in products, have not been material, we cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.

Employees

As of April 14, 2018 we had 75 full-time employees. Within our workforce as of such date, 12 employees were primarily engaged in marketing, sales and business development, 8 employees were primarily engaged in research and development, 36 employees were engaged in manufacturing, and 19 employees were engaged in general management and administration. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Our Chief Executive Officer and Chief Financial Officer serve the Company on a part-time basis.

Facilities

Our business headquarters and production facilities are located in the Industrial Park, Wan’An, Jiangxi Province, PRC, where we have 50 year land use rights, until the year 2063, to a 35,320 square meter tract of land. We have built 5,630 square meters of buildings on this site, housing our first extraction assembly, polyphenol drying and processing clean room, warehouse, showroom, research facility and offices. We believe that our existing facilities are adequate for our current needs. We further believe that upon completion of ramp up of our facility, we will be the third largest producer of tea polyphenol in the PRC.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Our corporate headquarters are located at Room 503, 5/F, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong, China, where we lease approximately 1900 square feet of office space under a lease that expires in October 31, 2017. Our monthly lease payment for this office space is approximately $90.40. We believe the leased premise is sufficient to meet the immediate needs of our corporate headquarters.

Our business headquarters and production facilities are located in the Industrial Park, Wan’An, Jiangxi Province, PRC, where we have 50 year land use rights, until the year 2063, to a 35,320 square meter tract of land. We have built 5,630 square meters of buildings on this site, housing our first extraction assembly, polyphenol drying and processing clean room, warehouse, showroom, research facility and offices. We believe that our existing business headquarters and production facilities are adequate for our current needs.

Item 3. Legal Proceedings.

As of the date of this Report, we are not a party to any legal proceedings that could have a material adverse effect on our business, financial condition or operating results. Further, to our knowledge, no such proceedings have been threatened against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets (“OTCQB”) under the symbol “ICGL”. The Common Stock was initially quoted on the OTCQB on January 3, 2015, however, there has been very limited trading to date, and an active trading market may never develop.

The table below sets forth the high and low closing prices of the Company’s Common Stock during the periods indicated as reported by the OTCQB.

	Bid Price
	HIGH	LOW
Period ended April 16, 2018	$300.00	$275.00
First Quarter ended March 31, 2018	$300.00	$20.00
Fourth Quarter ended December 31, 2017	$175.00	$175.00
Third Quarter ended September 30, 2017	$500.00	$175.00
Second Quarter ended June 30, 2017	$1,200.00	$102.00
First Quarter ended March 31, 2017	$6.25	$0.01
Fourth Quarter ended December 31, 2016	$13.00	$13.00
Third Quarter ended September 30, 2016	$20.00	$7.30
Second Quarter ended June 30, 2016	$9.50	$7.75

Holders

As of the date of this Report there were approximately 427 holders of record of our Common Stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.” As of the date of this Report, there are 507,270,882 shares of our Common Stock outstanding. There are no options, warrants or other securities convertible into our Common Stock, other than the 50,000 shares of our Preferred Stock currently outstanding. Our Preferred Stock currently outstanding are under contract for conversion into 50,000 shares of our Common Stock, representing a conversion basis of 1 share of Preferred Stock for 1 share of Common Stock.

Dividends

Holders of Common Stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during its fiscal years ended December 31, 2016 or 2017.

To the extent ICGL has any future earnings, it will likely retain earnings to expand corporate operations and not use such earnings to pay dividends.

Transfer Agent and Registrar

The transfer agent and registrar for ICGL’s common stock is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725, telephone 813-344-4490.

Repurchases of Our Securities

None.

Recent Sales of Unregistered Securities

None.

Indemnification of Officers and Directors

Our Bylaws, subject to the provisions of the Nevada Revised Statutes, contain provisions which allow the Company to indemnify any person against liabilities and other expenses incurred as the result of defending or administering any pending or anticipated legal issue in connection with service to us if it is determined that person acted in good faith and in a manner which he reasonably believed was in or not opposed to the best interest of the Company. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our director, officer and controlling person, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, including, without limitation, in the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms.

Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the growth of tea polyphenol sales and development of our tea polyphenol-based products, (ii) the plans or objectives relating to our future business acquisitions, if any, (iii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iv) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and (v) the assumptions underlying or relating to any statement described in points (i), (ii), (iii) or (iv) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

●	market acceptance of our tea polyphenol products;
●	our ability to successfully sell and market tea polyphenol products in our existing and expanded geographies;
●	competition from existing producers or products or new products and technologies that may emerge in the markets for our tea polyphenol products;
●	the implementation of our business model and strategic plans for our tea polyphenol products and proposed tea polyphenol-based product businesses, and other businesses which we may develop or acquire;
●	our ability to obtain regulatory approval in targeted markets for our tea polyphenol products and proposed tea polyphenol-based products;
●	volatility or decline of our stock price;
●	potential fluctuation of quarterly results;
●	continued failure to earn revenues or profits;
●	inadequate capital to continue or expand our business, and inability to raise additional capital or financing to implement our business plans;
●	decline in demand for our products and services;
●	rapid adverse changes in markets;
●	litigation with or legal claims and allegations by outside parties against us;
●	insufficient revenues to cover operating costs;
●	estimates of our future revenue, expenses, capital requirements and our need for additional financing; and
●	developments relating to our competitors and the tea polyphenol, tea polyphenol-based products and wider health products industry.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. ICGL cautions you not to place undue reliance on the statements, which speak only as of the date of this Report. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that ICGL or persons acting on its behalf may issue. ICGL does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report, or to reflect the occurrence of unanticipated events, except as required by law.

Overview

We extract tea polyphenol from tea leaves for use in a wide variety of health and beauty products, beverages, filters and purifiers, and other products. We produce tea polyphenol to the specific requirements of our users, utilizing different types of tea leaves harvested at different points in the growth cycle. Tea-polyphenol products have become popular in health-conscious communities throughout the world. In Japan, tea polyphenol-based air conditioner air filters, soaps and facial wipes are seen as providing superior anti-viral and anti-biotic cleaning properties. In Germany tea polyphenol-based beverages have gained acceptance for purported digestive and restorative properties. We are also developing proprietary tea polyphenol-based products for sale. The government of the PRC has recognized our accomplishments in tea polyphenol extraction through the granting of process patents and designating as proprietary aspects of our manufacturing know-how.

Our newly-installed tea polyphenol extraction assembly completed ramp up in 2017. Given sufficient access to raw materials and working capital, we expect the annual manufacturing capacity of our currently installed extraction assembly to reach 600 metric tons of tea polyphenol. We generated net revenues of $45,431 for the year ended December 31, 2016 and $1,357,717 for the year ended December 31, 2017, respectively. We had comprehensive losses of $1,500,078 and $3,212,165, respectively, for the same periods.

Third- party distributors sell our tea polyphenol to end-users, primarily in markets outside the PRC. We engage in marketing of our tea polyphenol and tea polyphenol-based products with both PRC and foreign distributors of tea polyphenol. Our staff promotes our tea polyphenol products at our showroom in Jiangxi Province and at trade fairs. We have applied for an export license for tea polyphenol and tea polyphenol- based products, and plan to export our products directly to end-users once the relevant licenses are obtained. We book sales of our products upon delivery to the third-party distributor, who will typically warehouse the product until a sale is made to an end-user. The third-party distributor only pays for our product upon receipt of payment from the end -user. As all of our net revenues represent sales of our tea polyphenol for delivery in China to third-party distributors, we do not classify sales revenue by geography.

We expect our primary drivers of net revenue growth to be (i) increased production at our current facility, realized through continued implementation of our improved extraction know how and sufficient supplies of raw materials, (ii) increased sales of our tea polyphenol products, achieved through our sales and marketing efforts and global demand for tea polyphenol-based products, and (iii) improved pricing for tea polyphenol, in line with increased global demand for our primary raw material, tea leaves. We expect to improve our operating revenues by implementing the production know how we have developed through the ramp up of our current extraction facility, resulting in lower use of our primary inputs – tea leaves, water and electricity – to achieve increased levels of tea polyphenol manufacture. Although we have not entered into any contractual obligations in this regard, we may in the future seek to grow our production capacity through the addition of one to two extraction assemblies at our existing facility.

Our continued growth relies on the markets for tea polyphenol-based products and our cost competitiveness to supply tea polyphenol to those markets. Should those markets deteriorate, or if other suppliers of tea polyphenol products supply those markets at lower prices than those for our products, we may not be able to grow our business, may continue to incur losses and may incur increased levels of losses. We also require capital to operate our business, and have historically incurred losses, relying on borrowings from banks and our related parties to fund our operations. In addition, should we seek to grow our manufacturing capacity through the addition of one to two extraction assemblies at our current facilities, we would need to incur substantial debt obligations to purchase and install the required equipment.

Accordingly, we may seek to fund our future operations and our expansion through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to grow our business. To the extent that we incur debt to fund our operations or our growth, our business may not generate sufficient revenues to timely repay those debt obligations.

Components of Statements of Operations

Net Revenues

Net revenues consists entirely of sales of tea polyphenol products. To date, we have sold all of our tea polyphenol products through third-party distributors. We book sales of our products upon delivery to the third-party distributor, who will typically warehouse the product until a sale is made to an end-user. The third-party distributor only pays for our product upon receipt of payment from the end-user. We review and maintain credit histories for our customers and may allow purchases on credit by worthy customers. No interest is charged on accounts receivable. We warranty the chemical properties of our tea polyphenol products, and have had no customer warranty claims to date. We expect net revenues to remain down as our production and sale of tea polyphenol is constrained by global demand, price competition and our lack of capital to purchase raw materials.

Cost of Revenues

Cost of revenues consists of our inputs to tea polyphenol extraction, namely tea leaves, water, electricity, catalysts, labor costs, depreciation and overhead attributed to manufacturing. In the long-term, we expect to improve our cost of revenues per metric ton of tea polyphenol produced by implementing the production know how we have developed through the ramp up of our current extraction facility, resulting in lower use of our primary inputs – tea leaves, water and electricity. However, our recent cost of revenues have been unusually high, reflecting our ramp-up costs as well as the increased costs per unit produced for the relatively small production runs in the last six months of the year ended December 31, 2017.

Operating Expenses

Our operating expenses consist of selling and marketing expenses and general and administrative expenses. Our research and development expenses are expensed as incurred and accounted for under general and administrative expenses. Our sales and marketing expenses increased significantly in the three month period ended December 31, 2017 as we invested in the development of new tea-polyphenol based products. We expect research and development expenses to remain a significant cost as we develop our new tea-polyphenol based products for market.

Sales and Marketing

Sales and marketing expenses consist of the costs associated with business development through client functions, participation in trade fairs, preparation of marketing materials and associated travel, lodging and meal expenses. We expense sales and marketing expenses as incurred. We expect sales and marketing expenses to increase with our increase in production capacity, in particular if we should gain an export license and begin marketing our tea polyphenol products directly overseas. Sales and marketing expenses will also increase should we be successful in bringing tea-polyphenol based products to market.

General and Administrative

Our general and administrative expenses consist primarily of compensation and related costs for personnel, including those engaged in sales and marketing and research and development, as well as legal, audit and accounting services, allocated overhead costs, such as office furniture, information technology hardware and systems and utilities, and travel, lodging and meal expenses for our executive staff when traveling on Company business. Our general and administrative expenses have increased significantly in the last three months of the year ended December 31, 2017, as we began significant investment in the research and development of tea-polyphenol based products.

Interest Expense

Interest expense consists primarily of interest and amortization of related costs associated with our bank debt. We expect interest expense to fluctuate in line with the market interest rates for bank lending and our levels of indebtedness.

Foreign Currency Translation gain/loss

Foreign currency translation gain/loss consists of gains and losses from the translation of our financial statements from our functional currency, the Renminbi, to United States dollars.

Results of Operations

	Year ended December 31,
	2017	2016

Net revenues	1,357,717	45,431
Cost of revenues	2,284,536	601,119
Gross Loss	(926,819)	(555,688)
Operating expenses
Selling and marketing expenses	112,689	20,785
General and administrative expenses	2,116,826	496,154
Total operating expenses	2,229,515	516,939
Operating loss	(3,156,334)	(496,154)
Other income (expense)
Government subsidy	88,106	24,050
Interest income	13	56
Interest expense	(252,857)	(148,961)
Other expense	(44,385)	-
Total other income (expense)	(209,123)	(124,855)
Loss Before Income Taxes	(3,365,457)	(1,197,482)
Provision for Income Taxes	-	-
Net loss	(3,365,457)	(1,197,482)
Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	153,292	(302,596)
Total Comprehensive loss	(3,212,165)	(1,500,078)
Loss per share
Basic and Diluted Loss per Common Share	(0.01)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	507,270,882	500,000,000

Comparison of the Year ended December 31, 2017 and 2016

Net Revenues

Net revenues increased from $45,431 to $1,357,717 as our tea polyphenol extraction assembly was operational for the year ended December 31, 2017, but not operational for the year ended December 31, 2016. Our net revenues in the year ended December 31, 2016 consisted of a government subsidy for our new business. Our tea polyphenol production, and net revenues, dropped off significantly in the last six months of the year ended December 31, 2017, as demand from our distributors’ customers weakened, and our lack of capital meant we were unable to obtain sufficient supply of tea leaves.

Cost of Revenues

Cost of revenues increased from $601,119 to $2,284,536 as our tea polyphenol extraction assembly was operational for the year ended December 31, 2017, but not operational for the year ended December 31, 2016, other than initial testing of the extraction facility in the last three months of the year ended December 31, 2016. During the ramp-up phase of our new extraction assembly, cost of revenues was high, as we adjusted the assembly and its processes to manufacture tea polyphenol products to our specifications. Our cost of revenues increased significantly in the last three months of the year ended December 31, 2017 due to our fixed personnel and depreciation costs remaining constant, while our variable input costs, primarily tea leaves, increased significantly in price due to seasonal fluctuations in price and our inability to buy in bulk.

Operating Expenses

Our selling and marketing expenses increased from $20,785 for the year ended December 31, 2016 to $112,689 for the year ended December 31, 2017, as we began marketing the products from our new extraction assembly. Our general and administrative expenses increased from $496,154 for the year ended December 31, 2016 to $2,116,826 for the year ended December 31, 2017. Efforts undertaken to secure government approvals, financing and equipment for our enterprise were completed in 2016, reducing general and administrative expenses. However, general and administrative expenses were significantly increased in the last three months of the year ended December 31, 2017 by (i) research and development expenses for tea polyphenol-based products, (ii) construction expenses for a waste water treatment facility and (iii) legal and accounting professional service fees.

Other Income/Expense

Our interest expense increased from $148,961 for the year ended December 31, 2016 to $252,857 for the year ended December 31, 2017 as a result of our increased level of borrowings to finance the acquisition of our extraction assembly, purchase raw materials and otherwise fund our initial operations.

Other Comprehensive Income/Loss

For the year ended December 31, 2016 we had a foreign currency loss of $302,596, compared to a foreign currency gain of $153,292 for the year ended December 31, 2017. The variation in foreign currency gain or loss was tied directly to the fluctuation in value of the Renminbi and Hong Kong dollar, our functional currencies, to the US dollar, the currency used for reporting our US GAAP operating results.

Liquidity and Capital Resources

Since the inception of our operating subsidiary Fuzhiyuan Biotechnology in 2013, we have incurred significant net losses and negative cash flows from operations. During the year ended December 31, 2016 and the year ended December 31, 2017, we had net losses of $1,197,482 and $3,365,457, respectively. At December 31, 2017, we had an accumulated deficit of $4,646,033, short-term bank loans of $2,304,222, long-term bank loans of $1,771,997 and amounts due to related parties of $4,998,751. As discussed in our audit report for the year ended December 31, 2017, these factors raise substantial doubt about our ability to continue as a going concern.

As at December 31, 2017, we had cash and cash equivalents of $64,856. To date, we have financed our operations principally through borrowings from banks and from our related parties. Depending on our future operational results, we may need to conduct one or more equity or debt financings within the next 12 months.

We could potentially need our available financial resources sooner than we currently expect, and we may incur additional indebtedness to meet future financing needs. Adequate additional funding may not be available to us on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, many of which are beyond our control.

Related Party Loans

See the section of this Report titled “Certain Relationships and Related Transactions” for a discussion of our operating capital, equipment purchase and fixture purchase loans from our related parties. These unsecured loans do not bear interest or fixed dates for repayment.

Short-term Bank Loans

Short term bank loans consisted of the following as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Jiangxi Rural Credit Union & Rural Commercial bank	$-	$720,773
Jiangxi Rural Credit Union & Rural Commercial bank	1,996,992	-
Jiangxi Rural Credit Union & Rural Commercial bank	307,230	-
	$2,304,222	$720,773

On March 16, 2016, Fuzhiyuan Biotechnology entered into a short-term loan agreement with Jiangxi Rural Credit Union & Rural Commercial Bank due on March 9, 2017. The loan was for general working capital purposes in the amount of $720,773(RMB5,000,000). The loan carried an interest rate of 6.30% and was secured by the personal guarantee of Mr. QIU Peng, the authorized representative of Fuzhiyuan Biotechnology, Director of Image P2P and shareholder of the Company. During the year ended December 31, 2017, the loan was fully paid.

On March 30, 2017, Fuzhiyuan Biotechnology entered into a short-term loan agreement with Jiangxi Rural Credit Union & Rural Commercial Bank due on March 28, 2018 (the “short-term loan”). The short-term loan was for general working capital purposes in the amount of $1,536,148 (RMB10,000,000). The short-term loan carried an interest rate of 6.30% and was secured by the personal guarantee of Mr. QIU Peng, the authorized representative of Fuzhiyuan Biotechnology, Director of Image P2P and a shareholder of the Company, and Mr. LI Ming Guang, a shareholder of the Company.

The foregoing description of the short-term loan agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the short-term loan agreement, as amended, which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

On April 28, 2017, Fuzhiyuan Biotechnology entered into a bank loan agreement with Jiangxi Rural Credit Union & Rural Commercial Bank due on April 25, 2020. The loan was for general working capital purposes in the amount of $768,074(RMB5,000,000). The loan carried an interest rate of 4.35% and was secured by the personal guarantee of Mr. QIU Peng, the authorized representative of Fuzhiyuan Biotechnology, Director of Image P2P and shareholder of the Company, and Mr. LI Ming Guang, a shareholder of the Company.

On May 18, 2017, Fuzhiyuan Biotechnology entered into a bank loan agreement with Jiangxi Rural Credit Union & Rural Commercial Bank due on April 25, 2020. The loan was for general working capital purposes in the amount of $300,549 (RMB 2,000,000). The loan carried an interest rate of nil and requires annual review by the bank to meet certain criteria or else the loan will become due on demand. During the year ended December 31, 2017, the loan was fully paid.

All of the above short-term loans may be accelerated, and penalty interest at the rate of 50% of the then-current interest rate imposed, upon standard events of default, including failure to pay principal or interest, fraud, loss of guarantee, cross-default, discontinuation of business, inability to perform under the loan, change in credit worthiness, undisclosed related party transactions, violation of law in connection with the loan, government investigation of Fuzhiyuan Biotechnology or its principals, or other material adverse development in the business of Fuzhiyuan Biotechnology.

Long-term Bank Loans

Long term bank loans consisted of the following as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016

Current portion	$563,766	$1,009,082
Long term portion	1,669,075	1,797,222
	$2,232,841	$2,806,304

On October 30, 2015, Fuzhiyuan Biotechnology entered into a loan agreement with Industrial and Commercial Bank of China – Wan An County Branch for an interest-only construction loan in the amount of approximately $2,403,808 (RMB15,000,000)(the “long-term loan”). The long-term loan bears an adjustable interest rate; at the time of origination the interest rate was 4.75%. The interest rate is adjustable every twelve months. The interest only construction loan was collateralized by the lands and buildings of Fuzhiyuan Biotechnology with variable maturity dates of up to five years.

On January 15, 2015, Fuzhiyuan Biotechnology entered into a loan agreement with Wan An County Xin Yuan Industrial Development Ltd Co. for an interest only loan in the amount of approximately $801,269(RMB5,000,000). The loan bore a fixed interest rate at 4.983% with a maturity date of May 4, 2017. Fuzhiyuan Biotechnology repaid the loan upon maturity. As of December 31, 2017, Fuzhiyuan Biotechnology had made principal repayments of $720,773(RMB5,000,000), the difference in balances between December 31, 2017 and December 31, 2016 was a result of the change of exchange rates in effect at those points in time.

Loan maturity schedule as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31 2016

Due in one year	$563,766	$989,885
Due in two years	717,381	413,267
Due in three years	951,694	557,421
Due in four years	-	845,731
Due in five years	-	-
Due in greater than five years	$-	-
	2,232,841	2,806,304

The long-term loan is subject to financial covenants and is collateralized by substantially all our assets (other than our intellectual property) and limits our ability with respect to additional indebtedness, investments or dividends, among other things, subject to customary exceptions. The long-term loan may be accelerated upon standard events of default, including failure to pay principal or interest, fraud, loss of collateral, cross-default, discontinuation of business, inability to perform under the loan, change in credit worthiness, undisclosed related party transactions, violation of law in connection with the loan, government investigation of Fuzhiyuan Biotechnology or its principals, failure to construct the Fuzhiyuan Biotechology manufacturing facility or to commence operation of the manufacturing facility, significant violations of environmental or worker protection laws at the manufacturing facility, or other material adverse development in the business of Fuzhiyuan Biotechnology.

The foregoing description of the long-term loan agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the long-term loan agreement, as amended, which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2017	2016
Cash flows from operating activities	$(742,272)	$(230,551)
Cash flows from investing activities	$(668,883)	$(2,033,016)
Cash flows from financing activities	$1,476,679	$1,930,151

Operating Activities

We have historically experienced negative cash outflows as our new business obtained approvals for, and negotiated, the acquisition of land, buildings, equipment and loan facilities to begin our tea polyphenol extraction operations, and we extended credit to our purchasers of our tea polyphenol products. Our net cash used in operating activities primarily consists of our net loss from continuing operations and increase in accounts receivables, offset in part by depreciation of fixed assets and increase in accounts and other payables. Our operations to date have not generated significant cash receipts due to extension of credit to purchasers of our tea polyphenol products. Our primary use of cash from operating activities is for the inputs of our tea polyphenol extraction process. Cash from operating activities also goes to personnel costs, legal, audit and accounting services cost, travel, lodging and meal expenses for our executive staff when traveling on Company business, sales and marketing costs and research and development. We expect to continue to increase the cash flows from our operating activities as we increase our production volume, make new sales and recover our outstanding accounts receivable.

During the year ended December 31, 2017, operating activities used $742,272 in cash, an increase from $230,551 cash used for operating activities for the year ended December 31, 2016. The increase in cash used was due primarily to a significant increase in net loss and accounts and other receivables, offset in part by depreciation, bad debt expense and accounts and other payables.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 was $668,883, compared to $2,033,016 used in the year ended December 31, 2016. Such decrease resulted from a significant decrease in purchases of plant and equipment in the year ended December 31, 2017, offset in part by payments for building construction.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 of $1,476,679 consisted of bank borrowings and borrowing and payments to related parties, net, offset in part by repayment of bank borrowings. This represented a significant increase from net cash provided by financing activities for the year ended December 31, 2016 of $1,930,151, and was primarily due to a significant increase in borrowing and payments to related parties, net.

Off-Balance Sheet Arrangements

During the year ended December 31, 2016 and 2017 and years ended December 31, 2015 and 2016, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

Critical Accounting Policies and Estimates.

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our financial statements.

Inventories

Inventories consisting of finished goods and raw materials are stated at the lower of cost or market value. Finished goods are comprised of direct materials, direct labor, inbound shipping costs, and an appropriate proportion of overhead. We use the first in first out method of accounting for inventory.

Revenue Recognition

Our revenue recognition policies are in compliance with SEC Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of exist on our part and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. Our revenue consists of invoiced value of goods, net of a value-added tax (VAT).

Accounts Receivable

Accounts receivable are carried at the amounts invoiced to customers less allowance for doubtful accounts. The allowance is an estimate based on a review of individual customer accounts on a regular basis. Accounts receivable from customers are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. We review the collectability of accounts receivable based on an assessment of historical experience, current economic conditions, and other collection indicators.

Construction in Progress and Prepayments for Equipment

Construction in progress represents direct and indirect construction or acquisition costs for buildings. Prepayments for equipment represents advances and down-payments for equipment that is either yet to be delivered or has been delivered but requires installation and testing in order to be put in to use. Amounts recorded as construction in progress and prepayments for equipment are transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. We begin depreciating those assets when they have transferred to plant and equipment and put into use.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are set forth beginning in Item 15 of this Report on Form 10-K, beginning on page F-1, and are incorporated herein by reference.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Commission. David Po, our Principal Executive Officer and Dr. Jonathan Ka Kit Tam, our Principal Financial Officer, are responsible for establishing and maintaining our disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2017, these disclosure controls and procedures were not effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management have concluded that our internal control over financial reporting was not effective as of December 31, 2017.

The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Form 10-K. Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the Principal Executive Officer and Principal Financial Officer as to their effectiveness.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:

As of the date of this Report, our Board of Directors consisted of three members.

Name	Title	Age
David Po	Chief Executive Officer, President, Secretary, Director	55
Jonathan Ka Kit Tam	Chief Financial Officer, Assistant Secretary, Director	45
Kevin Lai	Director	36

David Po

Mr. Po was appointed our Chief Executive Officer, President, Treasurer, Secretary and Director on May 1, 2017. Mr. Po has a distinguished career in international business, with an extensive history of transacting deals between Asia and western countries, primarily the United States. From 2003 until present, Mr. Po served as Director and Chief Executive Officer of Everbest Real Estate Services (“Everbest”), a marketing and sales company serving the Japanese, Chinese and Hong Kong markets for a major U.S.-based residential, multi-family, industrial and commercial real estate development company. Everbest ceased operations prior to Mr. Po joining the Company. Mr. Po received a Bachelor of Science degree from the University of California, San Diego. Mr. Po was selected based on his background and history of transacting deals between Asia and western countries, namely the United States. The Company believes that Mr. Po possesses the attributes necessary to create value for ICGL stockholders by way of sourcing and executing acquisitions of high quality assets located in the People’s Republic of China and the greater Asia region.

Dr. Jonathan Ka Kit Tam

Dr. Tam was appointed our Chief Financial Officer, Assistant Secretary and Director on August 6, 2017. Since 2004, Dr. Tam has been the founder, sole Director, Chief Executive Officer and President of UStar Investment Group and the affiliated DSI Institute. UStar and DSI arrange academic research and funding of research by Chinese academics abroad and international academics in China. UStar and DSI are currently active in arranging academic studies and symposiums in connection with the PRC’s “One Belt, One Road” initiative. Dr. Tam is also the founder and sole director of Dragon Star International, Inc., SCA Wellness, Inc. and Wei Shu North America, Inc., companies involved in academic placements, beauty and health travel and the import of agricultural goods, respectively.

Dr. Tam holds a Doctorate of Business Administration from the EU Business School, conducted post-doctoral work at Oxford University and holds a Bachelor of Business Administration from the University of Wisconsin-Madison. Dr. Tam continues to supervise the UStar and DSI businesses, and has agreed that he will dedicate no less than 20 hours a week of his time to his responsibilities as Chief Financial Officer and Director of the Company. The ICGL stockholders selected Dr. Tam due to his extensive learning in business administration, experience working with academic institutions and relationships in the PRC which are expected to benefit not only the day-to-day management of the Company, but also development of its future businesses.

Kevin Lai

Mr. Lai is an investment analyst for Funde Asset Management (Hong Kong) Co., Ltd., and served Image Chain from 2015 to 2016 as a marketing manager. He was appointed to our Board of Directors on May 1, 2017. From 2009 to 2015, Mr. Lai served as administrative director for Shanghai HuaPeng Explosion-proof Technology Co., Ltd. (“HuaPeng”), a Shanghai-based company specializing in safe transportation, storage and delivery of flammable and hazardous materials. At HuaPeng, Mr. Lai focused on operations and external relations. Mr. Lai received a bachelor degree from Fort Hays State University. Mr. Lai was selected based on his long service to ICGL and his relevant experience in external relations and operations, which the ICGL stockholders expect to be of value in growing the Company’s business.

Employment Agreements

We currently do not have employment agreements with any of our executive officers or directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Term of Office

All directors hold office for a one (1) year period and have been duly elected and qualified. There is no agreement with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors of ICGL or any of its subsidiaries or any committee thereof, other than as set forth under “Item 11. Executive Compensation – Director Compensation” below. Any non-employee director of ICGL or its subsidiaries will be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors, although no such committee has been established. Each executive officer of ICGL is appointed by and serves at the discretion of the Board of Directors. None of the officers or directors of ICGL is currently an officer or director of a company required to file reports with the Securities and Exchange Commission, other than ICGL.

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

Compliance with Section 16(a) of the Exchange Act

The Company is aware that David Po, Dr. Jonathan Ka Kit Tam, Kevin Lai, QIU Peng and LI Ming Guang were delinquent in the filing of their Forms 3 and 4 in the year ended December 31, 2017.

Shareholder communications

The Company does not have a process for security holders to send communications to the board of directors due to the fact that minimal securities are traded on a stock exchange.

Code of Conduct and Ethics

We have adopted a Code of Ethics, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. It has been filed as an Exhibit to our registration statement on Form S-1 filed on February 5, 2014

Item 11. Executive Compensation.

Executive Compensation

No officer or director has received annual compensation since the inception of the Company. There has been no compensation awarded to, earned by, or paid to the named executive officers or directors, other than as set forth under “- Director’s Compensation” below. As we source and acquire performing assets, we hope to generate sufficient revenues to hire and begin paying salaries to officers and directors.

Stock option plan

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Outstanding Equity Awards at Fiscal year-End

The company has not issued any equity awards during fiscal years 2017 and 2016.

Director’s Compensation

Name	Fee earned or paid in cash	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
David Po		$229,000					$229,000
Jonathan Ka Kit Tam		$1,000,000					$1,000,000
Kevin Lai		$1,000,000					$1,000,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of officers, directors and persons holding more than 5% of any class of ICGL’s voting securities.

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our shares of common stock by (i) each executive officer and director, (ii) all executive officers and directors as a group, and (iii) beneficial owners of 5% or more of our outstanding Common Stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities. Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. As of the date hereof, we had 507,320,882 shares of Common Stock issued and outstanding, including 50,000 shares of Preferred Stock under contract for exchange into Common Stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The Company does not maintain any equity compensation plans.

	Number of Shares of
	Common Stock	Percentage
Name of Beneficial Owner	Beneficially Owned	of Class
David Po(1)	46,800	*
Jonathan Ka Kit Tam(1)	200,000	*
Kevin Lai(1)	200,000	*
All Directors and Officers as a Group (3 persons)	446,800	*
QIU Peng(2)	106,000,000	20.9%
LI Mingguang(3)	128,000,000	25.2%
CHAN Chi Man (4)	40,010,000	7.9%

* Less than 1%.

(1) In care of Image Chain Group Limited, Inc., Room 503, 5/F, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong Special Administrative Region, People’s Republic of China.

(2) In care of Jiangxi Fuzhiyuan Biotechnology Limited, Industrial Park, Wan’An, Jiangxi Province, PRC, 343800.

(3) In care of Yibinshi Deze Agricultural Technology Limited, No.29-1 Chunchang Street, Cuiping District, Yibin, Sichuan Province, People’s Republic of China.

(4) In care of YTD-Eco Biotechology Limited, Room 507, 5/F, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong Special Administrative Region, People’s Republic of China.

Change in Control Arrangements

As of December 31, 2017, there are no arrangements that would result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

Related parties’ relationships are as follows:

QIU Peng	Director and CEO of Image P2P and Shareholder of the Company
HUANG Min	Mr. QIU Peng’s spouse
QIU Yi Sheng	Mr. QIU Peng’s father
Wan An Fu Zhi Yuan Cha Ye Ltd. Co.	Mr. QIU Peng, CEO of Image P2P as shareholder, and officer.

Amounts due to related parties as of December 31, 2017 and December 31, 2016:

	2017	2016
QIU Peng	$4,031,991	$3,484,730
David Po	412,647	-
QIU Yi Sheng	554,113	519,988
	$4,998,751	$4,004,718

The outstanding payables to related parties consist of working capital advances and borrowings. These amounts are due on demand and are non-interest bearing.

The largest amount due thereunder in the year ended December 31, 2016 was $4,004,718, and the total interest and principal paid in that period were $nil and $nil, respectively. The largest amount due in the current year to the date of this Report was $4,998,751, and the total interest and principal paid in that period were $nil and $nil, respectively.

Advances and prepayments to suppliers as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Wan An Fu Zhi Yuan Cha Ye Ltd. Co.	$9,524	$8,938

The outstanding advances and prepayments to Wan An Fu Zhi Yuan Cha Ye Ltd. Co. consist of raw material tea leaves purchases. These amounts are due on demand and non -interest bearing. The advances and prepayments can be used to offset against purchases of inventory by the Company.

The largest amount due thereunder in the year ended December 31, 2016 was $8,938, and the total interest and principal paid in that period were $nil and $nil, respectively. The largest amount due in the current year to the date of this Report was $9,524, and the total interest and principal paid in that period were $nil and $nil, respectively.

Accounts Payables as of December 31, 2017 and December 31, 2016:

	2017	2016
Wan An Huan Sheng Biomass Energy Ltd. Co.	$182,098	$73,377

The accounts payables to related party includes an outstanding balance payable to Wan An Huan Sheng Biomass Energy Ltd. Co. for purchases of raw materials in the normal course of business.

The largest amount due thereunder in the year ended December 31, 2016 was $73,377, and the total interest and principal paid in that period were $nil and $nil, respectively. The largest amount due in the current year to the date of this Report was $182,098, and the total interest and principal paid in that period were $nil and $nil, respectively.

Office Lease

The Company operates its principal executive office under a sublease with Image Industrial Development Ltd., an entity that, prior to the Share Exchange, owned 20% of the issued and outstanding common equity of the Company. Under our sublease, we pay approximately $90.40 per month in rental payments, which represents a substantial discount to the prevailing market rental rates for comparable office space.

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

Consistent with these considerations, and considering their positions as executive officers and recent employees of the Company, we have determined that Messrs. Po, Tam and Lai do not qualify as independent directors. We do not maintain a compensation, nominating or audit committee.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a policy, effective upon the completion of this offering, that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our Common Stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the prior consent of our audit committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our Common Stock or any member of the immediate family of any of the foregoing persons in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. We did not have a formal review and approval policy for related party transactions at the time of any of the transactions described above. However, all of the transactions described above were entered into after presentation, consideration and approval by our board of directors and/or our audit committee.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid during the years ended December 31, 2016 and 2017 for professional services rendered by WWC, Professional Corporation Certified Public Accountants.:

Accounting Fees and Services

	2017	2016
Audit Fees	$60,000	$50,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$60,000	$50,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) The following documents are filed as part of this Report on Form 10-K:

1. Financial Statements

2. Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3. The following exhibits are filed as part of this Report on Form 10-K

Exhibit Number	Description

2.1 (1)	Share Exchange Agreement dated November 14, 2017 among Image Chain Group Limited, Inc., Image-P2P Trading Group Limited and the Sellers named therein.
3.1(2)	Articles of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
3.3(3)	Certificate of Correction of the Articles of Incorporation of the Registrant.
3.4 (1)	Certification of Change of the Articles of Incorporation of Registrant.
4.1(2)	Form of Common Stock Certificate
10.1(4)	Short-term loan agreement with Jiangxi Rural Credit Union & Rural Commercial Bank dated March 30, 2017
10.2(4)	Long-term loan agreement with Industrial and Commercial Bank of China – Wan An County Branch dated October 31, 2015
21.1(4)	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

(1)	Incorporated by reference to Form 8-K Amendment No. 1 current report filed on December 27, 2017.
(2)	Incorporated by reference to Form S-1 Registration Statement filed on May 2, 2014.
(3)	Incorporated by reference to Form 8-K current report filed on February 14, 2017.
(4)	Incorporated by reference to Form 8-K current report filed on November 14, 2017.
*	Filed herewith.
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE CHAIN GROUP LIMITED, INC.

April 17, 2018	By:	/s/ David Po
David Po
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Dr. Jonathan Ka Kit Tam
Dr. Jonathan Ka Kit Tam Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Image Chain Group Limited, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Image Chain Group Limited, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

San Mateo, California

April 17, 2018

We have served as the Company’s auditor since April 20, 2015

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$64,856	$1,667
Accounts receivable, net	89,689	40,075
Other receivables and other current assets	24,629	7,757
Inventories	78,357	448,673
Advances and prepayment to suppliers	10,523	36,419
Prepaid expenses	-	10,788
Prepaid taxes and taxes recoverable	99,863	101,039
Total Current assets	367,917	646,418

Plant and equipment, net	11,107,392	11,148,280
Construction in progress and prepayment for equipment	504,459	5,032
Intangible assets, net	524,547	499,596
Other assets	142,032	97,247
Total Assets	$12,646,347	$12,396,573

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term bank loans	$2,304,222	$720,773
Long-term debt – current portion	460,844	1,009,082
Accounts payable	837,159	619,933
Accrued liabilities and other payables	1,409,572	216,383
Customers advances and deposits	58,926	11,421
Due to related parties	4,998,751	4,004,718
Total Current Liabilities	10,069,474	6,582,310

Long-term bank loans	1,771,997	1,797,222
Total Liabilities	11,841,471	8,379,532

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 50,000 shares authorized, issued and outstanding	50	50
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 507,270,882 and 500,000,000 issued and outstanding	507,271	507,271
Additional paid in capital	5,333,834	5,333,834
Accumulated other comprehensive loss	(390,246)	(543,538)
Accumulated deficit	(4,646,033)	(1,280,576)
Total Stockholders’ Equity (Deficit)	804,876	4,017,041
Total Liabilities and Stockholders’ Deficit	$12,646,347	$12,396,573

See accompanying notes to financial statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2017	2016

Net revenues	$1,357,717	$45,431
Cost of revenues	2,284,536	601,119
Gross loss	(926,819)	(555,688)

Operating Expenses
Selling and marketing expenses	112,689	20,785
General and administrative expenses	2,116,826	496,154
Total Operating Expenses	2,229,515	516,939

Operating Loss	(3,156,334)	(1,072,627)

Other income (expense)
Government subsidy	88,106	24,050
Interest income	13	56
Interest expense	(252,857)	(148,961)
Other expense	(44,385)	-
Total Other Income (Expense)	(209,123)	(124,855)

Loss Before Income Taxes	(3,365,457)	(1,197,482)
Provision for income taxes	-	-

Net Loss	$(3,365,457)	$(1,197,482)

Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	153,292	(302,596)
Total Comprehensive Loss	$(3,212,165)	$(1,500,078)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	507,270,882	507,270,882

See accompanying notes to financial statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2017 and 2016

								Accumulated
						Additional		Other
	Preferred Stock		Common Stock		Subscription	Paid-in	Statutory	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Reserves	Income	Deficit	Total

Balances at December 31, 2015	5,000,000	$5,000	395,000,000	$395,000	$(41,964,356)	$49,563,863	$-	$77,103	$(8,426,435)	$(349,825)
Reverse split including round fractional shares rounded up	(4,950,000)	(4,950)	(391,049,918)	(391,050)		396,000				-
Stock compensation issued prior to recapitalization			3,320,800	3,321		1,660,396,679			(1,660,400,000)	-
Write off of subscription receivable prior to recapitalization					41,964,356				(41,964,356)	-
Recapitalization			500,000,000	500,000		(1,705,022,708)		(318,045)	1,710,707,697	5,866,944
Foreign currency translation loss								(302,596)	-	(302,596)
Net loss								-	(1,197,482)	(1,197,482)

Balances at December 31, 2016	50,000	50	507,270,882	507,271	-	5,333,834	-	(543,538)	(1,280,576)	4,017,041

Foreign currency translation loss								153,292		153,292
Net loss									(3,365,457)	(3,365,457)

Balances at December 31, 2017	50,000	$50	507,270,882	$507,271	$-	$5,333,834	$-	$(390,246)	$(4,646,033)	$804,876

See accompanying notes to financial statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(3,365,457)	$(1,197,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	10,682	10,853
Depreciation of fixed assets	892,082	537,909
Write-down of inventory	72,409	-
Bad debt expense	1,249,704	-
Changes in operating assets and liabilities:
Accounts and other receivables	(1,310,718)	(37,796)
Prepayments	11,072	-
Inventories	312,612	(467,840)
Advances and prepayments to suppliers	27,244	323,576
Accounts and other payables	1,313,066	600,229
Customers advances and deposits	45,032	-
Net cash used in operating activities	(742,272)	(230,551)

Cash flows from investing activities
Purchase of plant and equipment	(148,065)	(2,119,205)
Payments for building construction	(480,693)	-
Purchases of intangible assets and land use rights	(3,137)	-
Security deposits	(36,988)	86,189
Net cash used in investing activities	(668,883)	(2,033,016)

Cash flows from financing activities
Proceeds of owners’ injection of capital	1,935	15,031
Proceeds from bank borrowings	749,811	671,496
Borrowing and payments to related parties, net	724,933	1,243,624
Net cash provided by financing activities	1,476,679	1,930,151

Effect of foreign currency translation on cash and cash equivalents	(2,355)	(8,235)

Net increase (decrease) of cash and cash equivalents	63,189	(341,651)
Cash and cash equivalents–beginning of year	1,667	343,318
Cash and cash equivalents–end of year	$64,856	$1,667

Supplementary cash flow information:
Interest received	$13	$56
Interest paid	$252,857	$148,961
Income taxes paid	$-	$-

See accompanying notes to the financial statements

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

1.       THE COMPANY AND PRINCIPAL BUSINESS ACTIVITIES

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

On February 13, 2017, the Company filed with the Secretary of State of the State of Nevada a Certificate of Correction (the “Certificate of Correction”) to correct a mistake made in the Company’s original Articles of Incorporation with regard to the preferred stock issued in connection with the FDHG Exchange Agreement. As a result, ICGL had 395,000,000 shares of common stock and 5,000,000 shares of preferred stock issued and outstanding. The Company subsequently entered into an agreement pursuant to which the holder of the preferred stock agreed to retire the preferred stock in exchange for receiving an equal number of shares of common stock of the Company. As of the date of this Report, that exchange of preferred stock for common stock has not yet occurred.

Effective May 1, 2017, the Company increased the authorized shares of Common Stock from 3,950,000 to 2,000,000,000 shares with a par value of $0.001 per share, and to decrease the authorized shares of Preferred Stock from 50,000 to zero (0). As of the date of this Report, the decrease in shares of Preferred Stock is still in process.

FDHG, previously, through its wholly-owned operating subsidiaries, was in the business of promoting and distributing its own branded teas that are grown, harvested, cured, and packaged in the People’s Republic of China (“PRC”). The Company’s headquarters was previously located in Guangzhou, Guangdong Province, PRC.

Reverse stock split

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

Share Exchange and Reorganization

On November 14, 2017, the Company entered into a share exchange agreement (the “SEA”) with Image P2P Trading Group Limited (“Image P2P”) and Image P2P’s shareholders whereby the Company issued 500,000,000 new common shares in exchange for all of the issued and outstanding ordinary shares of Image P2P, which totaled 50,000. Image P2P is an investment holding company incorporated and domiciled in the British Virgin Islands.

Recapitalization

For financial accounting purposes, this transaction under the SEA was treated as a reverse acquisition byImage P2P and resulted in a recapitalization with Image P2P being the accounting acquirer and ICGL as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, Image P2P and have been prepared to give retroactive effect to the reverse acquisition completed on November 14, 2017 and represent the operations of Image P2P. The consolidated financial statements after the acquisition date, November 14, 2017 include the balance sheets of both companies at historical cost, the historical results of Image P2P and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s consolidated financial statements are expressed in U.S. dollars.

b)	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

The Company’s subsidiaries are listed as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Authorized capital
Image P2P Trading Group Limited	British Virgin Islands	100	USD 50,000
Asia Grand Will Limited	Hong Kong	100	HKD 1
Fuzhi Yuan (Shenzhen) Holdings Limited	PRC	100	RMB 500,000
Jiangxi Fu Zhi Yuan Biotechnology Co., Limited	PRC	100	RMB 50,000,000

c)	Use of estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

d)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had $64,856 and $1,667 in cash and cash equivalents as of December 31, 2017 and 2016.

e)	Accounts receivable

Accounts receivable are carried at the amounts invoiced to customers less allowance for doubtful accounts. The allowance is an estimate based on a review of individual customer accounts on a regular basis. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

The Company reviews the collectability of accounts receivable based on an assessment of historical experience, current economic conditions, and other collection indicators.

f)	Inventories

Inventories consisting of finished goods and raw materials are stated at the lower of cost or market value. Finished goods are comprised of direct materials, direct labor, inbound shipping costs, and an appropriate proportion of overhead. The Company using first in first out (“FIFO”) method of accounting for inventory. The Company recorded inventory impairment expenses in the amounts of $71,835 and $442,081for the years ended December 31, 2017 and 2016. The expenses were included in cost of revenues.

g)	Advances and prepayments to suppliers

The Company makes advance payment to suppliers and vendors for the procurement of raw materials. Upon physical receipt and inspection of the raw materials from suppliers the applicable amount is reclassified from advances and prepayments to suppliers to inventory.

h)	Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	20 years
Equipment	3 - 10 years
Motor vehicles	4 - 5 years
Furniture and fixtures	5 - 10 years

The cost of maintenance and repairs is charged to expenses as incurred, whereas significant renewals and betterments are capitalized.

i)	Construction in progress and prepayments for equipment

Construction in progress represents direct and indirect construction or acquisition costs for buildings. Prepayments for equipment represents advances and down-payments for equipment that is either yet to be delivered or has been delivered but requires installation and testing in order to be put in to use. Amounts recorded as construction in progress and prepayments for equipment are transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. The Company’s begins depreciating those assets when they have transferred to plant and equipment and put into use.

j)	Land use rights

Land use rights are carried at cost and amortized on a straight-line basis over a specified period. Amortization is provided using the straight-line method over the life of 50 years.

k)	Accounting for the impairment of long-lived assets

The Company annually reviews its long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Impairment may be the result of becoming obsolete from a change in the industry or new technologies. Impairment is present if carrying amount of an asset is less than its undiscounted cash flows to be generated.

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

l)	Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. The Company’s revenue consists of invoiced value of goods, net of a value-added tax (VAT).

m)	Advertising

All advertising costs are expensed as incurred. The Company incurred $11,779 and $440 in advertising expenses for the years ended December 31, 2017 and 2016.

n)	Shipping and handling

Outbound shipping and handling are expensed as incurred.

o)	Research and development

All research and development costs are expensed as incurred. Research and development expense were $1,255,223 and $31,366 for the years ended December 31, 2017 and 2016.

p)	Retirement benefits

Retirement benefits in the form of mandatory government sponsored defined contribution plans are charged to the either expenses as incurred or allocated to inventory as part of overhead.

q)	Income taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

r)	Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

s)	Foreign currency translation

The accompanying financial statements are presented in United States dollars (“USD”). The functional currency of the Company is the USD. The functional currency of AGW is the Hong Kong dollar (“HKD”). The functional currency of SZFY and JXFZYBL is the Renminbi (“RMB”). The financial statements of the Companies subsidiaries have been translated into United States dollars from RMB and HKD at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Exchange Rates	12/31/2017	12/31/2016
Year end RMB : US$ exchange rate	6.5097	6.9472
Average year RMB : US$ exchange rate	6.7590	6.6418

Year end HKD : US$ exchange rate	7.7519	7.7617
Average year HKD : US$ exchange rate	7.7519	7.7521

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

t)	Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of for the years ended December 31, 2017 and 2016, the Company did not have any potentially dilutive securities outstanding.

u)	Financial instruments

The Company’s accounts for financial instruments in accordance to ASC Topic 820, “Fair Value Measurements and Disclosures,” which requires disclosure of the fair value of financial instruments held by the Company and ASC Topic 825, “Financial Instruments,” which defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

v)	Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

w)	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income includes the foreign currency translation adjustment and unrealized gain or loss.

x)	Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. The core principle of this ASU is that revenue should be recognized for the amount of consideration expected to be received for promised goods or services transferred to customers. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and assets recognized for costs incurred to obtain or fulfill a contract. ASU 2014-09 was schedule to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date,” which deferred the effective date of ASU 2014-09 by one year and allowed entities to early adopt, but no earlier than the original effective date. ASU 2014-09 is now effective for public business entities for the annual reporting period beginning January 1, 2018. This update allows for either full retrospective or modified retrospective adoption. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which amends guidance previously issued on these matters in ASU 2014-09. The effective date and transition requirements of ASU 2016-10 are the same as those for ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients,” which clarifies certain aspects of the guidance, including assessment of collectability, treatment of sales taxes and contract modifications, and providing certain technical corrections. The effective date and transition requirements of ASU 2016-12 are the same as those for ASU 2014-09.

The Company will adopt the new guidance as of January 1, 2018. The Company has evaluated the new guidance and the adoption is not expected to have a significant impact on the Company’s financial statements and a cumulative effect adjustment under the modified retrospective method of adoption will not be necessary. There will be no change to the Company’s accounting policies.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes existing guidance on accounting for leases in “Leases (Topic 840).” The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements as of the date of the filing of this report.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018. The Company will evaluate the effects of adopting the standard if and when it is deemed to be applicable.

The Company is currently assessing the above the accounting pronouncements and their potential impact from their adoption on the financial statements.

3.       GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of current assets. For the years ended December 31, 2017, the Company reported net loss of $3,365,457. The Company had working capital deficit of approximately $9,701,557 as of December 31, 2017. These conditions raise substantial doubt as to whether the Company may continue as a going concern.

In an effort to improve its financial position, the Company is working to obtain new working capital through a reverse merger with a publicly listed entity and shortly thereafter the sales of equity or debt securities by the listed entity to investors for cash to fund operations and further expansion.

4.       ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2017 and 2016 consist of the following:

	December 31, 2017	December 31, 2016
Accounts receivable	$1,387,241	$40,075
Less: Allowance for doubtful accounts	(1,297,552)	-
	$89,689	$40,075

5.       INVENTORIES

Inventories at December 31, 2017 and 2016 consist of the following:

	December 31, 2017	December 31, 2016
Raw materials	$72,516	$189,746
Finished goods	5,841	258,927
	$78,357	$448,673

6.       PLANT AND EQUIPMENT

Plant and equipment at December 31, 2017 and 2016 consist of the following:

	December 31, 2017	December 31, 2016
At Cost:
Buildings	$6,279,367	$5,865,546
Equipment	6,281,133	5,779,506
Motor vehicles	51,702	48,518
Furniture and fixtures	22,824	19,070
	$12,635,026	$11,712,640
Less: Accumulated depreciation
Buildings	(555,166)	(241,990)
Equipment	(916,820)	(280,610)
Motor vehicles	(47,918)	(39,159)
Furniture and fixtures	(7,730)	(2,601)
	(1,527,634)	(564,360)

	$11,107,392	$11,148,280

Depreciation expenses translated at the average exchange rates for the years ended December 31, 2017 and 2016 were $892,082 and $537,909, respectively.

7.       INTANGIBLE ASSETS

Intangible assets at December 31, 2017 and 2016 consist of the following:

	December 31, 2017	December 31, 2016
Land use rights, at cost	$557,821	$520,412

Less: Accumulated amortization	(33,274)	(20,816)
	$524,547	$499,596

Amortization expenses translated at the average exchange rates for the years ended December 31, 2017 and 2016 were $10,682 and $10,853, respectively.

8.       LOANS & INTEREST

Short term loans

Short term loans at December 31, 2017 and 2016 consist of the following:

	December 31, 2017	December 31, 2016
Jiangxi Rural Credit Union & Rural Commercial bank	$-	$720,773
Jiangxi Rural Credit Union & Rural Commercial bank	1,996,992	-
Jiangxi Rural Credit Union & Rural Commercial bank	307,230	-
	$2,304,222	$720,773

On March 16, 2016, the JXFZYBL entered into short term loan Jiangxi Rural Credit Union & Rural Commercial Bank due on March 9, 2017. The loan was for general working capital purposes in the amount of $720,773 (RMB 5,000,000). The loan carried an interest rate of 6.30% and was secured by personal guarantee of Mr. Ming Guang Li, the authorized representative of JXFZBL and Director of the Company. During the year ended December 31, 2017, the loan was fully paid.

On May 18, 2017, JXFZYBL entered into a bank loan with Jiangxi Rural Credit Union & Rural Commercial Bank due on April 25, 2020. The loan was for general working capital purposes in the amount of $300,549 (RMB 2,000,000). The loan carried an interest rate of nil and requires annual review by the bank to meet certain criteria or else the loan will become due on demand. During the year ended December 31, 2017, the loan was fully paid.

On March 30, 2017, JXFZYBL entered into a short-term loan with Jiangxi Rural Credit Union & Rural Commercial Bank due on March 28, 2018. The loan was for general working capital purposes in the amount of $1,536,148 (RMB 10,000,000). The loan carried an interest rate of 6.30% and was secured by personal guarantee of Mr. Peng Qiu, the authorized representative of JXFZBL and Director of the Company and Mr. Ming Guang Li, a friend of Mr. Peng Qiu.

On April 28, 2017, JXFZYBL entered into a bank loan with Jiangxi Rural Credit Union & Rural Commercial Bank due on April 25, 2020. The loan was for general working capital purposes in the amount of $768,074 (RMB 5,000,000). The loan carried an interest rate of 4.35% and was secured by personal guarantee of Mr Peng Qiu, the authorized representative of JXFZBL and Director of the Company and Mr. Ming Guang Li, a friend of Mr. Peng Qiu.

Long term loans

Long term loan at December 31, 2017 and 2016 consist of the following:

	December 31, 2017	December 31, 2016
Current portion	$563,766	$1,009,082
Long term portion	1,669,075	1,797,222
	$2,232,841	$2,806,304

On October 30, 2015, the Company entered into a loan agreement with Industrial and Commercial Bank of China – Wan An County Branch for an interest only construction loan in the amount of approximately $2,403,808 (RMB 15,000,000). The loan bares an adjustable interest rate, at the time origination was 4.75%. The interest rates are adjustable every twelve months. The interest-only construction loan was collateralized by the lands and buildings off the Company with variable maturity dates of up to 5 years.

On April 28, 2018, JXFZYBL entered into a bank loan with Bank of Beijing due on April 25, 2021. The loan was for construction of a new Polyphenols production line in the amount of $307,230 (RMB 2,000,000). The loan carried an interest rate of 4.35% and was secured by personal guarantee of Mr. Peng Qiu, the authorized representative of JXFZBL and Ms. Huang Min, spouse of Mr. Qiu Peng.

On January 15, 2015, the Company entered into a loan agreement with Wan An County Xin Yuan Industrial Development Ltd Co. for an interest only loan in the amount of approximately $801,269 (RMB 5,000,000). The loan bares a fixed interest rate at 4.983% with a maturity date of May 4, 2017. The Company repaid the loan upon maturity. As of December 31, 2017, the Company had made principal repayments of $720,773 (RMB 5,000,000), the difference in balances between December 31, 2017 and 2016 was a result of the change of exchange rates in effect at those points in time.

Interest expenses translated at the average exchange rates for the years ended December 31, 2017 and 2016 were $252,857 and $148,961, respectively.

Loan maturity schedule as of December 31, 2017:

Loan Maturity schedule
Due in one year	$563,766
Due in two years	717,381
Due in three years	951,694
Due in four years	-
Due in five years	-
Due in greater than five years	-
$2,232,841

9.       INCOME TAXES

The Company operates in the United States and its wholly-owned subsidiaries operate in PRC, Hong Kong and British Virgin Islands (“BVI”) and files tax returns in these jurisdictions.

Loss from continuing operations before income tax expense (benefit) is as follows:

	For the Years Ended
	December 31,
	2017	2016
Loss attributed to United States	$(2,851,619)	$-
Loss attributed to foreign operations	(2,890,337)	(1,197,482)
Income (loss) before income taxes	$(5,741,956)	$(1,197,482)

The expense (benefit) for income taxes from continuing operations consists of the following components:

There was no provision for income taxes for the years ended December 31, 2017 and 2016, as the Company has tax losses in all jurisdictions. The expected approximate income tax rate for 2017 and 2016, for United States is 34%, Hong Kong is 16.5%, PRC is 25%, and BVI is a tax-exempt region. The total income tax benefit differs from the expected income tax benefit principally due to the valuation allowance recorded against the deferred tax assets which are principally comprised of net operating losses (“NOLs”).

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Deferred tax assets:
NOL carryforwards
United States	$(969,550)	$-
United States – effect of change in statutory rate	370,710	-
Foreign	(720,608)	(299,371)
Change in valuation allowance	1,319,448	299,371
Income tax expense (benefit)	$-	$-

The utilization of the NOL carryforwards are subject to limitation under the rules regarding a change in stock ownership as determined by Section 382 of the Internal Revenue Code, and state and foreign tax laws. Due to the Section 382 limitation resulting from the ownership change, approximately $1,720,123,000 of the Company’s federal NOLs are expected to expire unused and state NOLs would potentially be limited as well. The estimated amount of federal NOLs expected to expire due to the limitation has not been recognized in the consolidated financial statements. The Company is still evaluating the impact of a change in stock ownership and the potential limitation on foreign NOLs.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law including lowering the corporate tax rate from 34% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. The Company has completed the accounting for the effects of the Act during the quarter ended December 31, 2017. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet. The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2017 and 2016:

The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification and disclosure of uncertain tax positions taken or expected to be taken in a tax return. The Company provided a full valuation allowance against its deferred tax assets as of December 31, 2017 and 2016. This valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets may not be realized. December 31, 2017 and 2016. This valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets may not be realized.

The Company’s tax returns are subject to examination by tax authorities in the U.S., various state and foreign jurisdictions. The Company is generally no longer subject to examinations for years prior to 2010.

10.       RELATED PARTY TRANSACTIONS

Related parties’ relationships are as follows:

Peng Qiu	Director, CEO and Majority Shareholder of the Company
Min Huang	Mr. Peng Qiu’s spouse
Yi Sheng Qiu	Mr. Peng Qiu’s father
Wan An Fu Zhi Yuan Cha Ye Ltd. Co.	Mr. Peng Qiu, CEO of the Company as shareholder and officer.
Wu Junrui	Former management of the Company

Amounts due to related parties at December 31, 2017 and 2016 consist of the following:

	December 31, 2017	December 31, 2016
Peng Qiu	$4,031,991	$3,484,730
David Po	412,647	-
Yi Sheng Qiu	554,113	519,988
	$4,998,751	$4,004,718

The owing to related parties consist of working capital advances and borrowings. These amounts are due on demand and are non-interest bearing.

Advances and prepayments to suppliers at December 31, 2017 and 2016 consist of the following:

	December 31, 2017	December 31, 2016
Wan An Fu Zhi Yuan Cha Ye Ltd. Co.	$9,524	$8,938

The advances and prepayments to suppliers account includes an outstanding balance paid to Wan An Fu Zhi Yuan Cha Ye Ltd. Co. for the purchase of tea leaves, a primary raw material, in the normal course of business. These amounts are due on demand and are non-interest bearing. The advances and prepayments to suppliers account balance is reduced when the Company takes physical delivery of the inventory.

Accounts payable at December 31, 2017 and 2016 consist of the following:

	December 31, 2017	December 31, 2016
Wan An Huan Sheng Biomass Energy Ltd. Co.	$182,098	$73,377

The accounts payables to related party includes an outstanding balance payable to Wan An Huan Sheng Biomass Energy Ltd. Co. for purchases of raw materials in the normal course of business.

11.       Stockholders’ Equity (Deficit)

Preferred Stock

The Company is authorized to issue 50,000 shares, with a stated par value of $0.001   per share with such powers, preferences, rights and restrictions which shall be determined by the Corporation’s Board of Directors in its sole discretion, and which designations and issuances shall not require the approval of the shareholders of the Corporation.

As of December 31, 2017 and 2016, 50,000 shares of preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 2,000,000,000 shares of common stock at a par value of $0.001.

On November 14, 2017, pursuant to the Share Exchange Agreement (see Note 1), the Company issued 500,000,000 shares of common stock to the stockholders of Image P2P in exchange for the Image P2P shares. As a result of the reverse acquisition accounting, these shares issued to the former Image P2P stockholders are treated as being outstanding from the date of issuance of the Image P2P shares.

As of December 31, 2017 and 2016, 507,270,882 and 500,000,000 shares of common stock were issued and outstanding, respectively.

12.       RISKS

A.	Credit risk

The Company is subject to risk borne from credit extended to customers.

JXFZYBL’s bank deposits are with banks located in the PRC. These banks do not carry federal deposit insurance.

B.	Interest risk

The Company is subject to interest rate risk when its loans become due and require refinancing.

C.	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC.

D.	Inflation risk

Management monitors changes in prices levels. Historically inflation has not materially impacted the company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed on the Company’s customers could adversely impact the Company’s results of operations.

F.	Concentrations risks

In 2017 and 2016, the Company had a concentration of risk in demand for its products. During the years ended December 31, 2017, four customers representing 32.3%, 16.5%, 15.1% and 13.6% and for the years ended December 31, 2016, one customers representing 98.4%, respectively, of the Company’s sales.

During the year ended December 31, 2017 and 2016, the Company had a concentration of risk in supply for raw materials, three vendors that supplied tea comprised 72.85% and 42.6%, respectively, of the Company’s purchases. Additionally, as single vendor that supplied ethyl acetate to the Company comprised 16.7% and 12.1% of the Company’s purchases, respectively.

13.       SUBSEQUENT EVENTS

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

The Company is negotiating an extension for the short-term loan with Jiangxi Rural Credit Union & Rural Commercial Bank due on March 28, 2018. As of the date of this report, the Company has not received a written approval from the bank granting the extension.

