Form 10-Q
period 2018-03-31
Image Chain Group Limited, Inc.
filed 2018-05-30
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to_____________________

Commission File Number 000-55326

IMAGE CHAIN GROUP LIMITED, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-4333787
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 501, 5F, Bonham Centre, No. 79-85, Bonham Strand, Sheung Wan, Hong Kong, S.A.R., People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

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

[  ] YES           [  ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 507,270,882 common shares issued and outstanding as of May 18, 2018.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Unaudited Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$14,526	$64,856
Accounts receivable, net	111,332	89,689
Other receivables and other current assets	-	24,629
Inventories	113,879	78,357
Advances and prepayment to suppliers	69,249	10,523
Prepaid taxes and taxes recoverable	103,364	99,863
Total Current assets	412,350	367,917

Plant and equipment, net	11,582,207	11,107,392
Construction in progress and prepayment for equipment	522,144	504,459
Intangible assets, net	528,599	524,547
Other assets	147,011	142,032
Total Assets	$13,192,311	$12,646,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term bank loans	$934,066	$2,304,222
Long-term bank loans – current portion	477,000	460,844
Accounts payable	801,093	837,159
Accrued liabilities and other payables	2,142,974	1,409,572
Customers advances and deposits	60,992	58,926
Due to related parties	5,158,710	4,998,751
Total Current Liabilities	9,574,835	10,069,474

Long-term bank loans	2,947,117	1,771,997
Total Liabilities	12,521,952	11,841,471

Stockholders’ Equity
Preferred Stock, $0.001 par value, 50,000 shares authorized, issued and outstanding	50	50
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 507,270,882 issued and outstanding	507,271	507,271
Additional paid in capital	5,333,834	5,333,834
Accumulated other comprehensive loss	(278,097)	(390,246)
Accumulated deficit	(4,892,699)	(4,646,033)
Total Stockholders’ Equity	670,359	804,876
Total Liabilities and Stockholders’ Deficit	$13,192,311	$12,646,347

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

	Three months ended
	March 31,
	2018	2017

Net revenues	$195,731	$1,148,223
Cost of revenues	201,277	1,079,321
Gross Loss	(5,546)	68,902

Operating Expenses
Selling and marketing expenses	45,387	7,917
General and administrative expenses	138,574	69,728
Total Operating Expenses	183,961	77,645

Operating Loss	(189,507)	(8,743)

Other income (expense)
Interest expense	(56,561)	(37,072)
Other expense	(52)	-
Total Other Expense	(56,613)	(37,072)

Loss Before Income Taxes	(246,120)	(45,815)
Provision for income taxes	(546)	-

Net Loss	$(246,666)	$(45,815)

Other Comprehensive Income (Loss)
Foreign currency translation gain	112,149	30,526
Total Comprehensive Loss	$(134,517)	$(15,289)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	507,270,882	500,000,000

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Unaudited Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(246,666)	$(45,815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	14,175	13,093
Depreciation of fixed assets	59,099	44,160
Expenses paid by related party	70,667	-
Changes in operating assets and liabilities:
Accounts receivables	(18,289)	(1,281,261)
Other receivables	25,205	7,813
Inventories	(32,405)	427,205
Advances and prepayments to suppliers	(57,696)	(31,160)
Accounts payables	(64,673)	294,880
Accrued liabilities and other payables	676,244	1,364,284
Net cash provided by operating activities	425,661	783,373

Cash flows from investing activities
Purchase of plant and equipment	(143,560)	(56,439)
Payments for building construction	-	(23,184)
Net cash used in investing activities	(143,560)	(79,623)

Cash flows from financing activities
Repayment of bank borrowings	(334,109)	(704,220)
Proceeds from related parties	-	-
Net cash used in financing activities	(334,109)	(704,220)

Effect of foreign currency translation on cash and cash equivalents	1,686	(99)

Net decrease of cash and cash equivalents	(50,322)	(569)
Cash and cash equivalents–beginning of year	64,848	1,777
Cash and cash equivalents–end of year	$14,526	$1,208

Supplementary cash flow information:
Interest paid	$17,243	$12,357
Income taxes paid	$-	$-

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Notes to Unaudited Consolidated Financial Statements

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 17, 2018.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

The Company’s subsidiaries are listed as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Authorized capital
Image P2P Trading Group Limited (“BVI”)	British Virgin Islands	100	USD 50,000
Asia Grand Will Limited (“AGWL”)	Hong Kong	100	HKD 1
Fuzhi Yuan (Shenzhen) Holdings Limited (“FZHL”)	PRC	100	RMB 500,000
Jiangxi Fu Zhi Yuan Biotechnology Co., Limited (“FZY”)	PRC	100	RMB 50,000,000

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

Exchange Rates	3/31/2018	12/31/2017	3/31/2017
Spot rate RMB : US$ exchange rate	0.159	0.1536	0.1451
Average year RMB : US$ exchange rate	0.1572	0.1480	0.1452

Year end HKD : US$ exchange rate	0.129	0.129	0.129
Average year HKD : US$ exchange rate	0.129	0.129	0.129

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of for the three ended March 31, 2018 and 2017, the Company did not have any potentially dilutive securities outstanding.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities and due to stockholders. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

Effective January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers.” The Company has evaluated the new guidance and its adoption did not have a significant impact on the Company’s financial statements and a cumulative effect adjustment under the modified retrospective method of adoption will not be necessary. The will be no change to the Company’s accounting policies.

Cost of revenue

Cost of revenue includes the following expenses; inventory and various expenses related to make the products.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Recent Accounting Pronouncements

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

As of March 31, 2018, the Company had accumulated deficits of $4,892,699 and incurred losses to maintain its listing as an U.S. public company. There was substantial doubt regarding the Company’s ability to continue as going concern at March 31, 2018. Management continues to employ its previous plan to support the Company’s operations and maintain its business strategy by raising additional funds through public and private offerings, or loans from related parties, or to rely on officers and directors to perform essential functions with minimal compensation was unsuccessful.

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

4. ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2018 and December 31, 2017, consist of the following:

	March 31, 2018	December 31, 2017
Accounts receivable	$1,454,372	$1,387,241
Less: Allowance for doubtful accounts	(1,343,040)	(1,297,552)
	$111,332	$89,689

5. INVENTORIES

Inventories at March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018	December 31, 2017
Raw materials	$40,785	$72,516
Finished goods (includes write down)	73,094	5,841
Inventory allowance	(77,817)	(75,181)
	$113,879	$78,357

6. PLANT AND EQUIPMENT

Plant and equipment at March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018	December 31, 2017
At Cost:
Buildings	$6,499,501	$6,279,367
Equipment	6,646,532	6,281,133
Motor vehicles	53,515	51,702
Furniture and fixtures	23,624	22,824
	$13,223,172	$12,635,026
Less: Accumulated depreciation	(1,640,965)	(1,527,634)
	$11,582,207	$11,107,392

Depreciation expenses translated at the average exchange rates for the three months ended March 31, 2018 and 2017 were $59,099 and $44,160, respectively.

7. INTANGIBLE ASSETS

Intangible assets at March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018	December 31, 2017
Land use rights, at cost	$577,376	$557,821
Less: Accumulated amortization	(48,777)	(33,274)
	$528,599	$524,547

Amortization expenses translated at the average exchange rates for the three months ended March 31, 2018 and 2017 were $14,175 and $13,093, respectively.

8. LOANS AND INTEREST

Bank loans at March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018	December 31, 2017
Short-term bank loan	$934,066	$2,304,222
Long-term bank loans – current portion	477,000	563,766
Long-term bank loans	2,947,117	1,669,075
	$4,358,183	$4,537,063

Interest expenses translated at the average exchange rates for the three months ended March 31, 2018 and 2017 were $56,561 and $37,072, respectively.

Short term loans

On March 30, 2017, FZY entered into a short-term loan with Jiangxi Rural Credit Union & Rural Commercial Bank due on March 28, 2018. The loan was for general working capital purposes in the amount $1,536,148 (RMB 10,000,000). The loan carried an interest rate of 6.30% and was secured by personal guarantee of Mr. Peng Qiu, the authorized representative of FZY and Director of the Company and Mr. Ming Guang Li, a friend of Mr. Peng Qiu. During the three months ended March 31, 2018, the Company repaid $334,109. The Company is negotiating an extension for the short-term loan with Jiangxi Rural Credit Union & Rural Commercial Bank.

Long term loans

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

On April 28, 2017, FZY entered into a bank loan with Bank of Beijing due on April 25, 2021. The loan was for construction of a new Polyphenols production line in the amount of $307,230 (RMB 2,000,000). The loan carried an interest rate of 4.35% and was secured by personal guarantee of Mr. Peng Qiu, the authorized representative of FZY and Ms. Huang Min, spouse of Mr. Qiu Peng.

On April 28, 2017, FZY entered into a bank loan with Jiangxi Rural Credit Union & Rural Commercial Bank due on April 25, 2020. The loan was for general working capital purposes in the amount of $768,074 (RMB 5,000,000). The loan carried an interest rate of 4.35% and was secured by personal guarantee of Mr Peng Qiu, the authorized representative of FZY and Director of the Company and Mr. Ming Guang Li, a friend of Mr. Peng Qiu.

Loan maturity schedule as of December 31, 2017:

Loan Maturity schedule
Due in 2018	$2,867,988
Due in 2019	717,381
Due in 2020	644,464
Due in 2021	307,230
Due in 2022	-
Due in greater than five years	-
$4,537,063

9. RELATED PARTY TRANSACTIONS

Related parties’ relationships are as follows:

David Po	Director, CEO and Majority Shareholder of the Company
Peng Qiu	Shareholder of the Company
Min Huang	Mr. Peng Qiu’s spouse
Yi Sheng Qiu	Mr. Peng Qiu’s father
Wan An Fu Zhi Yuan Cha Ye Ltd. Co.	Mr. Peng Qiu, CEO of the Company as shareholder and officer.
Wu Junrui	Former management of the Company

Amounts due to related parties at March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018	December 31, 2017
Peng Qiu	$4,101,859	$4,031,991
David Po	483,313	412,647
Yi Sheng Qiu	573,538	554,113
	$5,158,710	$4,998,751

The owing to related parties consist of working capital advances and borrowings. These amounts are due on demand and are non-interest bearing.

Advances and prepayments to suppliers at March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018	December 31, 2017
Wan An Fu Zhi Yuan Cha Ye Ltd. Co.	$9,858	$9,524

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

Accounts payable at March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018	December 31, 2017
Wan An Huan Sheng Biomass Energy Ltd. Co.	$188,481	$182,098

The accounts payables to related party includes an outstanding balance payable to Wan An Huan Sheng Biomass Energy Ltd. Co. for purchases of raw materials in the normal course of business.

10. Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 50,000 shares, with a stated par value of $0.001 per share with such powers, preferences, rights and restrictions which shall be determined by the Corporation’s Board of Directors in its sole discretion, and which designations and issuances shall not require the approval of the shareholders of the Corporation.

During the three months ended March 31, 2018, there were no issuances of Preferred Stock.

As of March 31, 2018 and December 31, 2017, 50,000 shares of preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 2,000,000,000 shares of common stock at a par value of $0.001.

During the three months ended March 31, 2018, there were no issuances of common stock.

As of March 31, 2018 and December 31, 2017, 507,270,882 shares of common stock were issued and outstanding.

12. RISKS

A.	Credit risk

The Company is subject to risk borne from credit extended to customers.

FZY’s bank deposits are with banks located in the PRC. These banks do not carry federal deposit insurance.

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

The Company had a concentration of risk in demand for its products. During the three months ended March 31, 2018, three customers representing 20.8%, 24.8% and 27.4% of the Company’s sales.

During the three months ended March 31, 2018, the Company had a concentration of risk in supply for raw materials, one vendor that supplied tea comprised 100% of the Company’s purchases. Additionally, as single vendor that supplied ethyl acetate to the Company comprised 5% of the Company’s purchases.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Cautionary Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements, including, without limitation, in the sections captioned “Management’s Discussion and Analysis of Financial Condition or Plan of Operation,” and elsewhere. Any and all statements contained in this Quarterly Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms.

Forward-looking statements in this Quarterly Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the growth of tea polyphenol sales and development of our tea polyphenol-based products, (ii) the plans or objectives relating to our future business acquisitions, if any, (iii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iv) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and (v) the assumptions underlying or relating to any statement described in points (i), (ii), (iii) or (iv) above.

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

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. ICGL cautions you not to place undue reliance on the statements, which speak only as of the date of this Quarterly Report. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that ICGL or persons acting on its behalf may issue. ICGL does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events, except as required by law.

Overview

Image Chain Group Limited, Inc.

Image Chain Group Limited, Inc. (formerly Have Gun Will Travel Entertainment, Inc.) was incorporated under the laws of Nevada on December 18, 2013, and initially sought to create reality television programming. References in this Quarterly Report to “ICGL”, “Image Chain”, the “Company”, the “Registrant”, “we”, “our” or “us” are to Image Chain Group Limited, Inc.

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

On February 13, 2017, the Company filed with the Secretary of State of the State of Nevada a Certificate of Correction (the “Certificate of Correction”) to correct a mistake made in the Company’s original Articles of Incorporation with regard to the Preferred Stock issued in connection with the FDHG Exchange Agreement. As a result, ICGL had 395,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock issued and outstanding. The Company subsequently entered into an agreement pursuant to which the holder of the Preferred Stock agreed to retire the Preferred Stock in exchange for receiving an equal number of shares of Common Stock of the Company. As of the date of this Quarterly Report, that exchange of Preferred Stock for Common Stock has not yet occurred.

On May 1, 2017, upon recommendation of the Board of Directors, a majority of Image Chain’s common stockholders consented in writing to amendment of Image Chain’s Articles of Incorporation to (i) effect a reverse stock split on a 1 for 100 stock split basis from 400,000,000 authorized shares with a par value of $0.001 per share to 4,000,000 authorized shares with a par value of $0.001, and (ii) after the reverse stock split, to increase the authorized shares of Common Stock from 3,950,000 to 2,000,000,000 shares with a par value of $0.001 per share, and to decrease the authorized shares of Preferred Stock from 50,000 to zero (0). As of the date of this Quarterly Report, the reverse stock split and increase in authorized shares have been completed, and the decrease in shares of Preferred Stock is still in process, as a result 50,000 shares of Preferred Stock are authorized and outstanding.

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

As used in this Quarterly Report, unless otherwise stated or the context clearly indicates otherwise, the terms “ICGL”, “Image Chain”, the “Company,” the “Registrant,” “we,” “us” and “our” refer to Image Chain after having given effect to the acquisition of Image P2P.

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

Since its founding in 2013, Fuzhiyuan Biotechnology focused on acquiring the technical processes, land, equipment and capital for the construction of the largest tea polyphenol extraction and processing facility in the PRC. In 2013 and 2014 we developed working relationships with experts in the field of tea polyphenols and extraction processes, located a suitable site for our facility, negotiated with and applied to relevant government authorities for approval of our project, applied to lenders for financing the acquisition of our land use rights and equipment, applied for construction loans, and negotiated with equipment suppliers and construction firms. Construction of our facility began in 2015 and was substantially completed by the third quarter of 2016, with initial commercial production achieved in the fourth quarter of 2016. The ramp-up of our facility concluded in 2017.

Results of Operations

	Three months ended March 31,
	2018	2017

Net revenues	195,731	1,148,223
Cost of revenues	201,277	1,079,321
Gross Profit (Loss)	(5,546)	68,902
Operating expenses
Selling and marketing expenses	45,387	7,917
General and administrative expenses	138,574	69,728
Total operating expenses	183,961	77,645
Operating loss	(189,507)	(8,743)
Other income (expense)
Interest expense	(56,561)	(37,072)
Other expense	(52)	-
Total other income (expense)	(56,613)	(37,072)
Loss Before Income Taxes	(246,120)	(45,815)
Provision for Income Taxes	(546)	-
Net loss	(246,666)	(45,815)
Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	112,149	30,526
Total Comprehensive loss	(134,517)	(15,289)
Loss per share
Basic and Diluted Loss per Common Share	0.00	0.00
Basic and Diluted Weighted Average Common Shares Outstanding	507,270,882	500,000,000

Three months ended March 31, 2018 compared to three months ended March 31, 2017.

Net Revenues

Net revenues decreased from $1,148,223 for the three months ended March 31, 2017 to $195,731 for the three months ended March 31, 2018 as our tea polyphenol extraction operations continued at a slow pace as demand from our distributors’ customers continued to be low, and our lack of capital meant we were unable to obtain sufficient supply of our primary production input, tea leaves.

Cost of Revenues

Cost of revenues decreased from $1,079,321 for the three months ended March 31, 2017 to $201,277 for the three months ended March 31, 2018, in line with our significant drop in revenue. Our cost of revenues was greater than our revenues for the three months ended March 31, 2018 due to our fixed personnel and depreciation costs remaining constant, while our variable input costs, primarily tea leaves, increased significantly in price due to seasonal fluctuations in price and our inability to buy in bulk.

Operating Expenses

Our selling and marketing expenses increased from $7,917 for the three months ended March 31, 2017 to $45,387 for the three months ended March 31, 2018, as we increased efforts to market the products from our new extraction assembly, as well as our planned tea polyphenol-based products. Our general and administrative expenses increased from $69,728 for the three months ended March 31, 2017 to $138,574 for the three months ended March 31, 2018. Efforts undertaken to secure government approvals, financing and equipment for our enterprise were completed in 2016, reducing general and administrative expenses. However, general and administrative expenses were significantly increased from the fourth quarter of 2017 by (i) research and development expenses for tea polyphenol-based products, (ii) construction expenses for a waste water treatment facility and (iii) legal and accounting professional service fees.

Other Income/Expense

Our interest expense increased from $37,072 for the three months ended March 31, 2017 to $56,561 for the three months ended March 31, 2018 as a result of our increased level of borrowings to finance the acquisition of our extraction assembly, purchase raw materials and otherwise fund our initial operations.

Other Comprehensive Income/Loss

For the three months ended March 31, 2017 we had a foreign currency gain of $30,526, compared to a foreign currency gain of $112,149 for the three months ended March 31, 2018. The variation in foreign currency gain or loss was tied directly to the fluctuation in value of the Renminbi and Hong Kong dollar, our functional currencies, to the US dollar, the currency used for reporting our US GAAP operating results.

Liquidity and Capital Resources

Since the inception of our operating subsidiary Fuzhiyuan Biotechnology in 2013, we have incurred significant net losses and negative cash flows from operations. During the three months ended March 31, 2017 and the three months ended March 31, 2018, we had net losses of $45,815 and $246,666, respectively. At March 31, 2018, we had an accumulated deficit of $4,892,699, short-term bank loans of $934,066 long-term bank loans of $3,424,117 and amounts due to related parties of $5,158,710. As discussed in our financial statements for the three months ended March 31, 2018, these factors raise substantial doubt about our ability to continue as a going concern.

As at March 31, 2018, we had cash and cash equivalents of $14,526. To date, we have financed our operations principally through borrowings from banks and from our related parties. Depending on our future operational results, we may need to conduct one or more equity or debt financings within the next 12 months.

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

Related Party Loans

See “Related Party Transactions” in Note 9 of Notes to the Financial Statements. for a discussion of our operating capital, equipment purchase and fixture purchase loans from our related parties. These unsecured loans do not bear interest or fixed dates for repayment.

Bank Loans

Short-term and long-term bank loans consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Short-term bank loan	$934,066	$2,304,222
Long-term bank loans - current portion	$477,000	$460,844
Long-term bank loans – long-term portion	2,947,117	1,771,997

On March 30, 2017, Fuzhiyuan Biotechnology entered into a short-term loan agreement with Jiangxi Rural Credit Union & Rural Commercial Bank due on March 28, 2018 (the “short-term loan”). The short-term loan was for general working capital purposes in the amount of $1,536,148 (RMB10,000,000). The short-term loan carried an interest rate of 6.30% and was secured by the personal guarantee of Mr. QIU Peng, the authorized representative of Fuzhiyuan Biotechnology, Director of Image P2P and a shareholder of the Company, and Mr. LI Ming Guang, a shareholder of the Company. The Company is negotiating an extension of the short-term loan with Jiangxi Rural Credit Union & Rural Commercial Bank.

The above short-term loan may be accelerated, and penalty interest at the rate of 50% of the then-current interest rate imposed, upon standard events of default, including failure to pay principal or interest, fraud, loss of guarantee, cross-default, discontinuation of business, inability to perform under the loan, change in credit worthiness, undisclosed related party transactions, violation of law in connection with the loan, government investigation of Fuzhiyuan Biotechnology or its principals, or other material adverse development in the business of Fuzhiyuan Biotechnology.

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

On April 28, 2017, Fuzhiyuan Biotechnology entered into a bank loan agreement with Bank of Beijing due on April 25, 2021. The loan was for construction of a new polyphenols production line in the amount of $307,230 (RMB2,000,000). The loan carried an interest rate of 4.35% and was secured by the personal guarantee of Mr. QIU Peng, the authorized representative of Fuzhiyuan Biotechnology, Director of Image P2P and shareholder of the Company, and Ms. MIN Huang, the spouse of Mr. QIU Peng and a shareholder of the Company.

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

Loan maturity schedule as of December 31, 2017:

December 31, 2017

Due in 2018	$2,867,988
Due in 2019	717,381
Due in 2020	644,464
Due in 2021	307,230
Due in 2022	-
Due in greater than five years	$-
4,537,063

The long-term loans are subject to financial covenants and are collateralized by substantially all our assets (other than our intellectual property) and limits our ability with respect to additional indebtedness, investments or dividends, among other things, subject to customary exceptions. The long-term loans may be accelerated upon standard events of default, including failure to pay principal or interest, fraud, loss of collateral, cross-default, discontinuation of business, inability to perform under the loan, change in credit worthiness, undisclosed related party transactions, violation of law in connection with the loans, government investigation of Fuzhiyuan Biotechnology or its principals, failure to construct the Fuzhiyuan Biotechology manufacturing facility (or polyphenol production line, as applicable) or to commence operation of the manufacturing facility, significant violations of environmental or worker protection laws at the manufacturing facility, or other material adverse development in the business of Fuzhiyuan Biotechnology.

The foregoing description of the long-term loan agreements does not purport to be complete. The description of the October 30, 2015 loan agreement is qualified in its entirety by the terms and conditions of the long-term loan agreement, as amended, which is attached as Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed April 17, 2018, and incorporated herein by reference.

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2018	2017
Cash flows from operating activities	$425,661	$783,373
Cash flows from investing activities	$(143,560)	$(79,623)
Cash flows from financing activities	$(334,109)	$(704,220)

Operating Activities

Prior to 2017, we experienced negative cash outflows as our new business obtained approvals for, and negotiated, the acquisition of land, buildings, equipment and loan facilities to begin our tea polyphenol extraction operations, and we extended credit to our purchasers of our tea polyphenol products. Our net cash provided by operating activities primarily consists of our net loss from continuing operations and increase in accounts receivables, offset by depreciation of fixed assets and increase in accrued liabilities and other payables. Our operations to date have not generated significant cash receipts due to extension of credit to purchasers of our tea polyphenol products. Our primary use of cash from operating activities is for the inputs of our tea polyphenol extraction process. Cash from operating activities also goes to personnel costs, legal, audit and accounting services cost, travel, lodging and meal expenses for our executive staff when traveling on Company business, sales and marketing costs and research and development.

During the three months ended March 31, 2018, operating activities provided $425,661 in cash, a decrease from $783,373 cash provided by operating activities for the three months ended March 31, 2017. The decrease in cash provided was due primarily to a significant decrease in accounts receivable, offset in part by a decrease in cash provided by accrued liabilities and other payables.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $143,560, and consisted entirely of purchase of equipment. Net cash used in investing activities for the three months ended March 31, 2017 was $79,623 and consisted of purchase of plant and equipment and payments for building construction.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 of $334,109 consisted entirely of repayment of bank borrowings. Net cash used in financing activities for the three months ended March 31, 2017 was $704,220 and also consisted entirely of repayment of bank borrowings.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

GOING CONCERN

These financial statements have been prepared assuming that Company will continue as a going concern. As of March 31, 2018 and December 31, 2017, the Company had accumulated deficits of $4,892,699 and $4,646,033 due to substantial losses. There was substantial doubt regarding the Company’s ability to continue as going concern at March 31, 2018 and December 31, 2017. Refer to Note 3. GOING CONCERN UNCERTAINES of the accompanying notes to the consolidated condensed financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IMAGE CHAIN GROUP LIMITED, INC.
(Registrant)

Dated: May 29, 2018	/s/ David Po
David Po
Chief Executive Officer
(Principal Executive Officer)

Dated: May 29, 2018	/s/ Dr. Jonathan Ka Kit Tam
Dr. Jonathan Ka Kit Tam
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

