Form 10-Q
period 2018-06-30
Image Chain Group Limited, Inc.
filed 2018-08-22
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2018

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-55326

IMAGE CHAIN GROUP LIMITED, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-4333787
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 501, 5F, Bonham Centre, No. 79-85, Bonham Strand, Sheung Wan, Hong Kong, S.A.R., People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

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

[  ] YES [  ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 507,270,882 common shares issued and outstanding as of August 14, 2018.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Unaudited Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$29,612	$64,856
Accounts receivable, net	27,750	89,689
Other receivables and other current assets	-	24,629
Inventories	27,755	78,357
Advances and prepayment to suppliers	67,874	10,523
Prepaid taxes and taxes recoverable	98,228	99,863
Total Current assets	251,219	367,917

Plant and equipment, net	10,950,534	11,107,392
Construction in progress and prepayment for equipment	496,201	504,459
Intangible assets, net	488,710	524,547
Other assets	139,707	142,032
Total Assets	$12,326,372	$12,646,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term bank loans	$2,246,857	$2,304,222
Long-term bank loans – current portion	453,300	460,844
Accounts payable	1,060,554	837,159
Accrued liabilities and other payables	1,566,285	1,409,572
Customers advances and deposits	57,962	58,926
Due to related parties	4,926,673	4,998,751
Total Current Liabilities	10,311,631	10,069,474

Long-term bank loans	1,742,988	1,771,997
Total Liabilities	12,054,619	11,841,471

Stockholders’ Equity
Preferred Stock, $0.001 par value, 50,000 shares authorized, issued and outstanding	50	50
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 507,270,882 issued and outstanding	507,271	507,271
Additional paid in capital	5,333,834	5,333,834
Accumulated other comprehensive loss	(321,791)	(390,246)
Accumulated deficit	(5,247,611)	(4,646,033)
Total Stockholders’ Equity	271,752	804,876
Total Liabilities and Stockholders’ Equity	$12,326,372	$12,646,347

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Net revenues	$63,604	$19,903	$259,335	$1,168,126
Cost of revenues	246,334	81,381	447,611	1,160,702
Gross Loss	(182,730)	(61,478)	(188,276)	7,424

Operating Expenses
Selling and marketing expenses	2,178	10,556	47,565	18,473
General and administrative expenses	96,349	149,129	234,923	218,857
Total Operating Expenses	98,527	159,685	282,488	237,330

Operating Loss	(281,257)	(221,163)	(470,764)	(229,906)

Other income (expense)
Government subsidy	-	6,037	-	6,037
Interest income	-	40	-	40
Other income	21,223	-	21,223	-
Interest expense	(94,880)	(89,039)	(151,441)	(126,111)
Other expense	-	-	(52)	-
Total Other Expense	(73,657)	(82,962)	(130,270)	(120,034)

Loss Before Income Taxes	(354,914)	(304,125)	(601,034)	(349,940)
Provision for income taxes	-	-	546	-

Net Loss	$(354,914)	$(304,125)	$(601,580)	$(349,940)

Other Comprehensive Income (Loss)
Foreign currency translation gain	(43,694)	59,454	68,455	89,980
Total Comprehensive Loss	$(398,608)	$(244,671)	$(533,125)	$(259,960)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	$507,270,882	$507,270,882	$507,270,882	$507,270,882

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Unaudited Consolidated Statements of Cash Flows

	Six months ended
	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(601,580)	$(349,940)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	28,313	26,301
Depreciation of fixed assets	120,037	91,084
Changes in operating assets and liabilities:
Accounts receivables	62,833	(1,175,198)
Other receivables	25,173	(320,844)
Inventories	51,244	(35,303)
Advances and prepayments to suppliers	(59,770)	(36,651)
Prepaid expenses	-	(7,583)
Prepaid taxes and taxes recoverable	-	(2,387)
Other assets	-	34,348
Accounts payables	246,359	146,408
Accrued liabilities and other payables	186,794	173,392
Customers advances and deposits	-	(7,804)
Tax payable	-	47,728
Net cash used in operating activities	59,403	(1,416,449)

Cash flows from investing activities
Purchase of plant and equipment	(145,990)	-
Payments for building construction	-	(24,437)
Addition of intangible assets	-	(32,776)
Net cash (used in) provided by investing activities	(145,990)	(57,213)

Cash flows from financing activities
Repayment of bank borrowings	(20,410)	-
Borrowing of bank loan	-	1,116,245
Proceeds from related parties	70,657	270,012
Net cash provided by financing activities	50,247	1,386,257

Effect of foreign currency translation on cash and cash equivalents	1,095	89,980

Net (decrease) increase of cash and cash equivalents	(35,244)	2,575
Cash and cash equivalents–beginning of period	64,856	1,667
Cash and cash equivalents–end of period	$29,612	$4,242

Supplementary cash flow information:
Interest paid	$151,441	$126,111
Income taxes paid	$-	$-

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

Exchange Rates	6/30/2018	12/31/2017	6/30/2017
Spot rate RMB : US$ exchange rate	0.1511	0.1536	0.1451
Average year RMB : US$ exchange rate	0.1570	0.1480	0.1452

Year end HKD : US$ exchange rate	0.129	0.129	0.129
Average year HKD : US$ exchange rate	0.129	0.129	0.129

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of for the six months ended June 30, 2018 and 2017, the Company did not have any potentially dilutive securities outstanding.

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

As of June 30, 2018, the Company had accumulated deficits of $5,247,611 and incurred losses to maintain its listing as an U.S. public company. There was substantial doubt regarding the Company’s ability to continue as going concern at June 30, 2018. Management continues to employ its previous plan to support the Company’s operations and maintain its business strategy by raising additional funds through public and private offerings, or loans from related parties, or to rely on officers and directors to perform essential functions with minimal compensation was unsuccessful.

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

4. ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2018 and December 31, 2017, consist of the following:

	March 31,	December 31,
	2018	2017
Accounts receivable	$27,750	$1,387,241
Less: Allowance for doubtful accounts	-	(1,297,552)
	$27,750	$89,689

5. INVENTORIES

Inventories at June 30, 2018 and December 31, 2017 consist of the following:

	June 30,	December 31,
	2018	2017
Raw materials	$38,649	$72,516
Finished goods (includes write down)	63,056	5,841
Inventory allowance	(73,950)	(75,181)
	$27,755	$78,357

6. PLANT AND EQUIPMENT

Plant and equipment at June 30, 2018 and December 31, 2017 consist of the following:

	June 30,	December 31,
	2018	2017
At Cost:
Buildings	$6,176,570	$6,279,367
Equipment	6,462,286	6,281,133
Motor vehicles	50,856	51,702
Furniture and fixtures	22,450	22,824
	$12,712,162	$12,635,026
Less: Accumulated depreciation	(1,761,628)	(1,527,634)
	$10,950,534	$11,107,392

Depreciation expenses translated at the average exchange rates for the six months ended June 30, 2018 and 2017 were $120,037 and $91,084, respectively.

7. INTANGIBLE ASSETS

Intangible assets at June 30, 2018 and December 31, 2017 consist of the following:

	June 30,	December 31,
	2018	2017
Land use rights, at cost	$528,599	$557,821
Less: Accumulated amortization	(39,889)	(33,274)
	$488,710	$524,547

Amortization expenses translated at the average exchange rates for the six months ended June, 2018 and 2017 were $28,313 and $26,301, respectively.

8. LOANS AND INTEREST

Bank loans at June 30, 2018 and December 31, 2017 consist of the following:

	June 30,	December 31,
	2018	2017
Short-term bank loan	$2,246,857	$2,304,222
Long-term bank loans – current portion	453,300	563,766
Long-term bank loans	1,742,988	1,669,075
	$4,443,145	$4,537,063

Interest expenses translated at the average exchange rates for the six months ended June 30, 2018 and 2017 were $151,441 and $126,111, respectively.

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

Loan maturity schedule as of December 31, 2017:

Loan Maturity schedule
Due in 2018	$2,867,988
Due in 2019	717,381
Due in 2020	644,464
Due in 2021	307,230
Due in 2022	-
Due in greater than five years	-
$4,537,063

9. RELATED PARTY TRANSACTIONS

Related parties’ relationships are as follows:

David Po	Director, CEO and Majority Shareholder of the Company
Peng Qiu	Shareholder of the Company
Min Huang	Mr. Peng Qiu’s spouse
Yi Sheng Qiu	Mr. Peng Qiu’s father
Wan An Fu Zhi Yuan Cha Ye Ltd. Co.	Mr. Peng Qiu, CEO of the Company as shareholder and officer.
Wu Junrui	Former management of the Company

Amounts due to related parties at June 30, 2018 and December 31, 2017 consist of the following:

	June 30,	December 31,
	2018	2017
Peng Qiu	$3,906,502	$4,031,991
David Po	483,304	412,647
Yi Sheng Qiu	536,867	554,113
	$4,926,673	$4,998,751

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

During the six months ended June 30, 2018, there were no issuances of Preferred Stock.

As of June 30, 2018 and December 31, 2017, 50,000 shares of preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 2,000,000,000 shares of common stock at a par value of $0.001.

During the six months ended June 30, 2018, there were no issuances of common stock.

As of June 30, 2018 and December 31, 2017, 507,270,882 shares of common stock were issued and outstanding.

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

The Company had a concentration of risk in demand for its products. During the six months ended June 30, 2018, three customers representing 20.8%, 24.8% and 27.4% of the Company’s sales.

During the six months ended June 30, 2018, the Company had a concentration of risk in supply for raw materials, one vendor that supplied tea comprised 100% of the Company’s purchases. Additionally, as single vendor that supplied ethyl acetate to the Company comprised 5% of the Company’s purchases.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

On July 17, 2018 Mr. Kevin Lai resigned as Director of the Company. Mr. Lai’s departure is not due to a dispute or disagreement with the Company. On July 17, 2018, the Company’s Board of Directors appointed Mr. Kwong Fu Kwok, to act as Chief Operating Officer of the Company. The Board further appointed Mr. Kwok a director of the Company, to fill the vacancy created by the departure of Mr. Lai.

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

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017.

	Three months ended June 30,
	2018	2017

Net revenues	63,604	19,903
Cost of revenues	246,334	81,381
Gross Profit (Loss)	(182,730)	(61,478)
Operating expenses
Selling and marketing expenses	2,178	10,556
General and administrative expenses	96,349	149,129
Total operating expenses	98,527	159,685
Operating loss	(281,257)	(221,163)
Other income (expense)
Government subsidy	-	6,037
Interest income	-	40
Other income	21,223	-
Interest expense	(94,880)	(89,039)
Total other income (expense)	(73,657)	(82,962)
Loss Before Income Taxes	(354,914)	(304,125)
Provision for Income Taxes	-	-
Net loss	(354,914)	(304,125)
Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	(43,694)	59,454
Total Comprehensive loss	(398,608)	(244,671)
Loss per share
Basic and Diluted Loss per Common Share	(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	507,270,882	507,270,882

Net Revenues

Net revenues increased from $19,903 for the three months ended June 30, 2017 to $63,604 for the three months ended June 30, 2018 as our customers have ordered our tea products from us in this period.

Cost of Revenues

Cost of revenues increased from $81,381 for the three months ended June 30, 2017 to $246,334 for the three months ended June 30, 2018, in line with our significant increase in revenue. Our cost of revenues was greater than our revenues for the three months ended June 30, 2018 due to our fixed personnel and depreciation costs remaining constant, while our variable input costs, primarily tea leaves, increased significantly in price due to seasonal fluctuations in price and our inability to buy in bulk.

Operating Expenses

Our selling and marketing expenses decreased from $10,556 for the three months ended June 30, 2017 to $2,178 for the three months ended June 30, 2018, as less work was performed to market the products from our new extraction assembly, as well as our planned tea polyphenol-based products. Our general and administrative expenses decreased from $149,129 for the three months ended June 30, 2017 to $96,349 for the three months ended June 30, 2018. Efforts undertaken to secure government approvals, financing and equipment for our enterprise were completed in 2016, reducing general and administrative expenses. General and administrative expenses were significantly decreased in this period by decreased (i) research and development expenses for tea polyphenol-based products, (ii) construction expenses for a waste water treatment facility and (iii) legal and accounting professional service fees.

Other Income/Expense

Our interest expense increased from $89,039 for the three months ended June 30, 2017 to $94,880 for the three months ended June 30, 2018 as a result of our increased level of borrowings to finance the acquisition of our extraction assembly, purchase raw materials and otherwise fund our initial operations.

Other Comprehensive Income/Loss

For the three months ended June 30, 2017 we had a foreign currency gain of $59,454, compared to a foreign currency loss of $43,694 for the three months ended June 30, 2018. The variation in foreign currency gain or loss was tied directly to the fluctuation in value of the Renminbi and Hong Kong dollar, our functional currencies, to the US dollar, the currency used for reporting our US GAAP operating results.

Six months ended June 30, 2018 compared to six months ended June 30, 2017.

	Six months ended June 30,
	2018	2017

Net revenues	259,335	1,168,126
Cost of revenues	447,611	1,160,702
Gross Profit (Loss)	(188,276)	7,424
Operating expenses
Selling and marketing expenses	47,565	18,473
General and administrative expenses	234,923	218,857
Total operating expenses	282,488	237,330
Operating loss	(470,764)	(229,906)
Other income (expense)
Government subsidy	-	6,037
Interest income	-	40
Other income	21,223	-
Interest expense	(151,441)	(126,111)
Other expense	(52)	-
Total other income (expense)	(130,270)	(120,034)
Loss Before Income Taxes	(601,034)	(349,940)
Provision for Income Taxes	546	-
Net loss	(601,580)	(349,940)
Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	68,455	89,980
Total Comprehensive loss	(533,125)	(259,960)
Loss per share
Basic and Diluted Loss per Common Share	(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	507,270,882	507,270,882

Net Revenues

Net revenues decreased from $1,168,126 for the six months ended June 30, 2017 to $259,335 for the six months ended June 30, 2018 as our tea polyphenol extraction operations continued at a slow pace as demand from our distributors’ customers continued to be low, and our lack of capital meant we were unable to obtain sufficient supply of our primary production input, tea leaves.

Cost of Revenues

Cost of revenues decreased from $1,160,702 for the six months ended June 30, 2017 to $447,611 for the six months ended June 30, 2018, in line with our significant drop in revenue. Our cost of revenues was greater than our revenues for the six months ended June 30, 2018 due to our fixed personnel and depreciation costs remaining constant, while our variable input costs, primarily tea leaves, increased significantly in price due to seasonal fluctuations in price and our inability to buy in bulk.

Operating Expenses

Our selling and marketing expenses increased from $18,473 for the six months ended June 30, 2017 to $47,565 for the six months ended June 30, 2018, as we increased efforts to market the products from our new extraction assembly, as well as our planned tea polyphenol-based products. Our general and administrative expenses increased from $218,857 for the six months ended June 30, 2017 to $234,923 for the six months ended June 30, 2018. Efforts undertaken to secure government approvals, financing and equipment for our enterprise were completed in 2016, reducing general and administrative expenses. However, general and administrative expenses were significantly increased from the same period in 2017 by (i) research and development expenses for tea polyphenol-based products, (ii) construction expenses for a waste water treatment facility and (iii) legal and accounting professional service fees.

Other Income/Expense

Our interest expense increased from $126,111 for the six months ended June 30, 2017 to $151,441 for the six months ended June 30, 2018 as a result of our increased level of borrowings to finance the acquisition of our extraction assembly, purchase raw materials and otherwise fund our initial operations.

Other Comprehensive Income/Loss

For the six months ended June 30, 2017 we had a foreign currency gain of $89,980, compared to a foreign currency gain of $68,455 for the six months ended June 30, 2018. The variation in foreign currency gain or loss was tied directly to the fluctuation in value of the Renminbi and Hong Kong dollar, our functional currencies, to the US dollar, the currency used for reporting our US GAAP operating results.

Liquidity and Capital Resources

Since the inception of our operating subsidiary Fuzhiyuan Biotechnology in 2013, we have incurred significant net losses and negative cash flows from operations. During the six months ended June 30, 2017 and the six months ended June 30, 2018, we had net losses of $349,940 and $601,580, respectively. At June 30, 2018, we had an accumulated deficit of $5,247,611, short-term bank loans of $2,246,857, long-term bank loans of $1,742,988 and amounts due to related parties of $4,926,673. As discussed in our financial statements for the six months ended June 30, 2018, these factors raise substantial doubt about our ability to continue as a going concern.

As at June 30, 2018, we had cash and cash equivalents of $29,612. To date, we have financed our operations principally through borrowings from banks and from our related parties. Depending on our future operational results, we may need to conduct one or more equity or debt financings within the next 12 months.

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

Bank Loans

Short-term and long-term bank loans consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Short-term bank loan	$2,246,857	$2,304,222
Long-term bank loans - current portion	$453,300	$460,844
Long-term bank loans – long-term portion	1,742,988	1,771,997

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

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2018	2017
Cash flows from operating activities	$59,403	$(1,416,449)
Cash flows from investing activities	$(145,990)	$(57,213)
Cash flows from financing activities	$50,247	$1,386,257

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

During the six months ended June 30, 2018, operating activities provided $59,403 in cash, compared with $1,416,449 cash used in operating activities for the six months ended June 30, 2017. The increase in cash provided was due primarily to a significant decrease in accounts receivable, offset in part by an increase in net loss.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $145,990, and consisted entirely of purchase of equipment. Net cash used in investing activities for the six months ended June 30, 2017 was $57,213 and consisted of payments for building construction and addition of intangible assets.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 of $50,247 consisted entirely of repayment of bank borrowings and proceeds from related parties. Net cash provided by financing activities for the six months ended June 30, 2017 was $1,386,257 and also consisted mainly of borrowing of bank loan and proceeds from related parties. The decrease in the cash flow in this period is mainly due to decreased borrowing of bank loan and proceeds from related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

GOING CONCERN

These financial statements have been prepared assuming that Company will continue as a going concern. As of June 30, 2018 and December 31, 2017, the Company had accumulated deficits of $5,247,611 and $4,646,033 due to substantial losses. There was substantial doubt regarding the Company’s ability to continue as going concern at June 30, 2018 and December 31, 2017. Refer to Note 3. GOING CONCERN UNCERTAINES of the accompanying notes to the consolidated condensed financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS** 101.SCH** 101.CAL** 101.DEF** 101.LAB** 101.PRE**

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGE CHAIN GROUP LIMITED, INC.
(Registrant)

Dated: August 21, 2018	/s/ David Po
David Po
Chief Executive Officer
(Principal Executive Officer)

Dated: August 21, 2018	/s/ Dr. Jonathan Ka Kit Tam
Dr. Jonathan Ka Kit Tam
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

