Form 10-Q
period 2018-09-30
Image Chain Group Limited, Inc.
filed 2018-11-26
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      _________________________ to _________________________

Commission File Number	000-55326

IMAGE CHAIN GROUP LIMITED, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4333787
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 501, 5F, Bonham Centre, No. 79-85, Bonham Strand, Sheung Wan, Hong Kong, S.A.R., People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

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

[  ] YES [  ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 507,270,882 common shares issued and outstanding as of November 15, 2018.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Unaudited Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$16,525	$64,856
Accounts receivable, net	26,728	89,689
Other receivables and other current assets	-	24,629
Inventories	26,734	78,357
Advances and prepayment to suppliers	65,377	10,523
Prepaid taxes and taxes recoverable	94,614	99,863
Total Current assets	229,978	367,917

Plant and equipment, net	10,490,752	11,107,392
Construction in progress and prepayment for equipment	477,942	504,459
Intangible assets, net	457,604	524,547
Other assets	134,566	142,032
Total Assets	$11,790,842	$12,646,347

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Short-term bank loans	$2,164,180	$2,304,222
Long-term bank loans – current portion	436,620	460,844
Accounts payable	1,021,896	837,159
Accrued liabilities and other payables	1,596,314	1,409,572
Customers advances and deposits	55,829	58,926
Due to related parties	4,923,946	4,998,751
Total Current Liabilities	10,198,785	10,069,474

Long-term bank loans	1,678,852	1,771,997
Total Liabilities	11,877,637	11,841,471

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 50,000 shares authorized, issued and outstanding	50	50
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 507,270,882 issued and outstanding	507,271	507,271
Additional paid in capital	5,333,834	5,333,834
Accumulated other comprehensive loss	(351,469)	(390,246)
Accumulated deficit	(5,576,481)	(4,646,033)
Total Stockholders’ Equity (Deficit)	(86,795)	804,876
Total Liabilities and Stockholders’ Equity (Deficit)	$11,790,842	$12,646,347

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Net revenues	$-	$40,981	$253,859	$1,209,107
Cost of revenues	-	45,991	438,160	1,206,693
Gross Loss	-	(5,010)	(184,301)	2,414

Operating Expenses
Selling and marketing expenses	-	-	46,560	18,473
General and administrative expenses	243,664	67,962	478,587	286,819
Total Operating Expenses	243,664	67,962	525,147	305,292

Operating Loss	(243,664)	(72,972)	(709,448)	(302,878)

Other income (expense)
Government subsidy	-	61	-	6,098
Interest income	-	-	-	40
Other income	-	-	20,776	-
Interest expense	(89,749)	(56,129)	(241,190)	(182,240)
Other expense	-	(29,387)	(52)	(29,387)
Total Other Expense	(89,749)	(85,455)	(220,466)	(205,489)

Loss Before Income Taxes	(333,413)	(158,427)	(929,915)	(508,367)
Provision for income taxes	-	-	534	-

Net Loss	$(333,413)	$(158,427)	$(930,448)	$(508,367)

Other Comprehensive Income (Loss)
Foreign currency translation gain	(29,678)	69,909	38,777	159,889
Total Comprehensive Loss	$(363,091)	$(88,518)	$(891,671)	$(348,478)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	$507,270,882	$507,270,882	$507,270,882	$507,270,882

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Unaudited Consolidated Statements of Cash Flows

	Nine months ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(930,448)	$(508,367)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	41,574	5,305
Depreciation of fixed assets	177,416	491,480
Changes in operating assets and liabilities:
Accounts receivables	61,506	(1,251,991)
Other receivables	24,641	(400,601)
Inventories	50,162	(183,076)
Advances and prepayments to suppliers	(58,508)	(464,464)
Prepaid expenses	-	444
Prepaid taxes and taxes recoverable	-	(4,289)
Other assets	-	(4,128)
Accounts payables	241,157	174,884
Accrued liabilities and other payables	275,801	741,393
Customers advances and deposits	-	13,823
Tax payable	-	42,904
Net cash used in operating activities	(116,699)	(1,346,683)

Cash flows from investing activities
Purchase of plant and equipment	(149,139)	(475,906)
Payments for building construction	-	(72,589)
Addition of intangible assets	-	(24,274)
Net cash used in investing activities	(149,139)	(572,769)

Cash flows from financing activities
Repayment of bank borrowings	(19,979)	-
Borrowing of bank loan	-	1,216,980
Proceeds from related parties	231,230	702,440
Net cash provided by financing activities	211,251	1,919,420

Effect of foreign currency translation on cash and cash equivalents	6,256	159,889

Net (decrease) increase of cash and cash equivalents	(48,331)	159,857
Cash and cash equivalents–beginning of period	64,856	1,667
Cash and cash equivalents–end of period	$16,525	$161,524

Supplementary cash flow information:
Interest paid	$241,190	$182,200
Income taxes paid	$-	$-

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 17, 2018.

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

Exchange Rates	9/30/2018	12/31/2017	9/30/2017
Spot rate RMB : US$ exchange rate	0.1455	0.1536	0.1451
Average year RMB : US$ exchange rate	0.1537	0.1480	0.1452

Year end HKD : US$ exchange rate	0.129	0.129	0.129
Average year HKD : US$ exchange rate	0.129	0.129	0.129

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of for the nine months ended September 30, 2018 and 2017, the Company did not have any potentially dilutive securities outstanding.

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

As of September 30, 2018, the Company had accumulated deficits of $5,576,481 and incurred losses to maintain its listing as an U.S. public company. There was substantial doubt regarding the Company’s ability to continue as going concern at September 30, 2018. Management continues to employ its previous plan to support the Company’s operations and maintain its business strategy by raising additional funds through public and private offerings, or loans from related parties, or to rely on officers and directors to perform essential functions with minimal compensation was unsuccessful.

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

4. ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2018 and December 31, 2017, consist of the following:

	September 30, 2018	December 31, 2017
Accounts receivable	$26,728	$1,387,241
Less: Allowance for doubtful accounts	-	(1,297,552)
	$26,728	$89,689

5. INVENTORIES

Inventories at September 30, 2018 and December 31, 2017 consist of the following:

	September 30, 2018	December 31, 2017
Raw materials	$37,227	$72,516
Finished goods (includes write down)	60,736	5,841
Inventory allowance	(71,229)	(75,181)
	$26,734	$78,357

6. PLANT AND EQUIPMENT

Plant and equipment at September 30, 2018 and December 31, 2017 consist of the following:

	September 30, 2018	December 31, 2017
At Cost:
Buildings	$5,949,292	$6,279,367
Equipment	6,373,633	6,281,133
Motor vehicles	48,985	51,702
Furniture and fixtures	21,624	22,824
	$12,393,534	$12,635,026
Less: Accumulated depreciation	(1,902,781)	(1,527,634)
	$10,490,752	$11,107,392

Depreciation expenses translated at the average exchange rates for the nine months ended September 30, 2018 and 2017 were $177,416 and $491,480, respectively.

7. INTANGIBLE ASSETS

Intangible assets at September 30, 2018 and December 31, 2017 consist of the following:

	September 30, 2018	December 31, 2017
Land use rights, at cost	$509,148	$557,821
Less: Accumulated amortization	(51,544)	(33,274)
	$457,604	$524,547

Amortization expenses translated at the average exchange rates for the nine months ended September 30, 2018 and 2017 were $41,574 and $5,305, respectively.

8. LOANS AND INTEREST

Bank loans at September 30, 2018 and December 31, 2017 consist of the following:

	September 30, 2018	December 31, 2017
Short-term bank loan	$2,164,180	$2,304,222
Long-term bank loans – current portion	436,620	563,766
Long-term bank loans	1,678,852	1,669,075
	$4,279,651	$4,537,063

Interest expenses translated at the average exchange rates for the nine months ended September 30, 2018 and 2017 were $241,190 and $182,200, respectively.

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

Loan maturity schedule as of December 31, 2017:

Loan Maturity schedule
Due in 2018	$2,867,988
Due in 2019	717,381
Due in 2020	644,464
Due in 2021	307,230
Due in 2022	-
Due in greater than five years	-
$4,537,063

9. RELATED PARTY TRANSACTIONS

Related parties’ relationships are as follows:

David Po	Director, CEO and Majority Shareholder of the Company
Peng Qiu	Shareholder of the Company
Min Huang	Mr. Peng Qiu’s spouse
Yi Sheng Qiu	Mr. Peng Qiu’s father
Wan An Fu Zhi Yuan Cha Ye Ltd. Co.	Mr. Peng Qiu, CEO of the Company as shareholder and officer.
Wu Junrui	Former management of the Company

Amounts due to related parties at September 30, 2018 and December 31, 2017 consist of the following:

	September 30, 2018	December 31, 2017
Peng Qiu	$3,762,755	$4,031,991
David Po	644,079	412,647
Yi Sheng Qiu	517,112	554,113
	$4,923,946	$4,998,751

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

During the nine months ended September 30, 2018, there were no issuances of Preferred Stock.

As of September 30, 2018 and December 31, 2017, 50,000 shares of preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 2,000,000,000 shares of common stock at a par value of $0.001.

During the nine months ended September 30, 2018, there were no issuances of common stock.

As of September 30, 2018 and December 31, 2017, 507,270,882 shares of common stock were issued and outstanding.

11. RISKS

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

The Company had a concentration of risk in demand for its products. During the nine months ended September 30, 2018, three customers representing 20.8%, 24.8% and 27.4% of the Company’s sales.

During the nine months ended September 30, 2018, the Company had a concentration of risk in supply for raw materials, one vendor that supplied tea comprised 100% of the Company’s purchases. Additionally, as single vendor that supplied ethyl acetate to the Company comprised 5% of the Company’s purchases.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Image P2P Trading Group Limited

Image P2P Trading Group Limited (“Image P2P”), a company organized under the laws of the British Virgin Islands, was incorporated on April 21, 2015. Asia Grand Will (“AGW”) was incorporated on March 18, 2017 in the Hong Kong SAR. AGW wholly owns Fuzhi Yuan (Shenzhen) Holdings Limited (“FYSZ”) which was established on June 20, 2017 in the PRC. FYSZ is a wholly owned foreign entity under PRC law. FYSZ wholly owns Jiangxi Fuzhiyuan Biotechnology Limited (“Fuzhiyuan Biotechnology”), which was established on January 5, 2013 in the PRC. FYSZ acquired Fuzhiyuan Biotechnology on July 14, 2017. AGW and FYSZ are intermediary holding companies. Image P2P conducts its operations through Fuzhiyuan Biotechnology. Image P2P acquired AGW on July 28, 2017.

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

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017.

	Three months ended September 30,
	2018	2017

Net revenues	-	40,981
Cost of revenues	-	45,991
Gross Profit (Loss)	-	(5,010)
Operating expenses
General and administrative expenses	243,664	67,962
Total operating expenses	243,664	67,962
Operating loss	(243,664)	(72,972)
Other income (expense)
Government subsidy	-	61
Interest expense	(89,749)	(56,129)
Other expense		(29,387)
Total other income (expense)	(89,749)	(85,455)
Loss Before Income Taxes	(333,413)	(158,427)
Provision for Income Taxes	-	-
Net loss	(333,413)	(158,427)
Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	(29,678)	69,909
Total Comprehensive loss	(363,091)	(88,518)
Loss per share
Basic and Diluted Loss per Common Share	(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	507,270,882	507,270,882

Net Revenues

Net revenues decreased from $40,981 for the three months ended September 30, 2017 to $0 for the three months ended September 30, 2018 as our customers have not ordered our tea products from us in this period.

Cost of Revenues

Cost of revenues decreased from $45,991 for the three months ended September 30, 2017 to $0 for the three months ended September 30, 2018, in line with our decrease in revenue.

Operating Expenses

Our general and administrative expenses increased from $67,962 for the three months ended September 30, 2017 to $243,664 for the three months ended September 30, 2018. The increase is due primarily to increase in legal and consulting fees.

Other Income/Expense

Our interest expense increased from $56,129 for the three months ended September 30, 2017 to $89,749 for the three months ended September 30, 2018 as a result of our increased level of borrowings to finance the acquisition of our extraction assembly, purchase raw materials and otherwise fund our initial operations.

Other Comprehensive Income/Loss

For the three months ended September 30, 2017 we had a foreign currency gain of $69,909, compared to a foreign currency loss of $29,678 for the three months ended September 30, 2018. The variation in foreign currency gain or loss was tied directly to the fluctuation in value of the Renminbi and Hong Kong dollar, our functional currencies, to the US dollar, the currency used for reporting our US GAAP operating results.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017.

	Nine months ended September 30,
	2018	2017

Net revenues	253,859	1,209,107
Cost of revenues	438,160	1,206,693
Gross Profit (Loss)	(184,301)	2,414
Operating expenses
Selling and marketing expenses	46,560	18,473
General and administrative expenses	478,587	286,819
Total operating expenses	525,147	305,292
Operating loss	(709,448)	(302,878)
Other income (expense)
Government subsidy	-	6,098
Interest income	-	40
Other income	20,776	-
Interest expense	(241,190)	(182,240)
Other expense	(52)	(29,387)
Total other income (expense)	(220,466)	(205,489)
Loss Before Income Taxes	(929,915)	(508,367)
Provision for Income Taxes	534	-
Net loss	(930,448)	(508,367)
Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	38,777	159,889
Total Comprehensive loss	(891,671)	(348,478)
Loss per share
Basic and Diluted Loss per Common Share	(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	507,270,882	507,270,882

Net Revenues

Net revenues decreased from $1,209,107 for the nine months ended September 30, 2017 to $253,859 for the nine months ended September 30, 2018 as our tea polyphenol extraction operations continued at a slow pace as demand from our distributors’ customers continued to be low, and our lack of capital meant we were unable to obtain sufficient supply of our primary production input, tea leaves.

Cost of Revenues

Cost of revenues decreased from $1,206,693 for the nine months ended September 30, 2017 to $438,160 for the nine months ended September 30, 2018, in line with our significant drop in revenue. Our cost of revenues was greater than our revenues for the nine months ended September 30, 2018 due to our fixed personnel and depreciation costs remaining constant, while our variable input costs, primarily tea leaves, increased significantly in price due to seasonal fluctuations in price and our inability to buy in bulk.

Operating Expenses

Our selling and marketing expenses increased from $18,473 for the nine months ended September 30, 2017 to $46,560 for the nine months ended September 30, 2018, as we increased efforts to market the products from our new extraction assembly, as well as our planned tea polyphenol-based products. Our general and administrative expenses increased from $286,819 for the nine months ended September 30, 2017 to $478,587 for the nine months ended September 30, 2018. Efforts undertaken to secure government approvals, financing and equipment for our enterprise were completed in 2016, reducing general and administrative expenses. However, general and administrative expenses were significantly increased from the same period in 2017 by (i) research and development expenses for tea polyphenol-based products, (ii) construction expenses for a waste water treatment facility and (iii) legal and accounting professional service fees.

Other Income/Expense

Our interest expense increased from $182,240 for the nine months ended September 30, 2017 to $241,190 for the nine months ended September 30, 2018 as a result of our increased level of borrowings to finance the acquisition of our extraction assembly, purchase raw materials and otherwise fund our initial operations.

Other Comprehensive Income/Loss

For the nine months ended September 30, 2017 we had a foreign currency gain of $159,889, compared to a foreign currency gain of $38,777 for the nine months ended September 30, 2018. The variation in foreign currency gain or loss was tied directly to the fluctuation in value of the Renminbi and Hong Kong dollar, our functional currencies, to the US dollar, the currency used for reporting our US GAAP operating results.

Liquidity and Capital Resources

Since the inception of our operating subsidiary Fuzhiyuan Biotechnology in 2013, we have incurred significant net losses and negative cash flows from operations. During the nine months ended September 30, 2017 and the nine months ended September 30, 2018, we had net losses of $508,367 and $930,448, respectively. At September 30, 2018, we had an accumulated deficit of $5,576,481, short-term bank loans of $2,164,180, long-term bank loans of $2,115,472 and amounts due to related parties of $4,923,946. As discussed in our financial statements for the nine months ended September 30, 2018, these factors raise substantial doubt about our ability to continue as a going concern.

As at September 30, 2018, we had cash and cash equivalents of $16,525. To date, we have financed our operations principally through borrowings from banks and from our related parties. Depending on our future operational results, we may need to conduct one or more equity or debt financings within the next 12 months.

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

Bank Loans

Short-term and long-term bank loans consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Short-term bank loan	$2,164,180	$2,304,222
Long-term bank loans - current portion	$436,620	$460,844
Long-term bank loans – long-term portion	1,678,852	1,771,997

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

On October 30, 2015, Fuzhiyuan Biotechnology entered into a loan agreement with Industrial and Commercial Bank of China – Wan An County Branch for an interest-only construction loan in the amount of approximately $2,403,808 (RMB15,000,000) (the “long-term loan”). The long-term loan bears an adjustable interest rate; at the time of origination the interest rate was 4.75%. The interest rate is adjustable every twelve months. The interest only construction loan was collateralized by the lands and buildings of Fuzhiyuan Biotechnology with variable maturity dates of up to five years.

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

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities	$(116,699)	$(1,346,683)
Cash flows from investing activities	$(149,139)	$(572,769)
Cash flows from financing activities	$211,251	$1,919,420

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

During the nine months ended September 30, 2018, operating activities used $116,699 in cash, compared with $1,346,683 cash used in operating activities for the nine months ended September 30, 2017. The decrease in cash used was due primarily to a significant decrease in accounts receivables and other receivables, offset in part by an increase in net loss.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $149,139, and consisted entirely of purchase of equipment. Net cash used in investing activities for the nine months ended September 30, 2017 was $572,769 and consisted of larger amount of purchase of equipment, payments for building construction and addition of intangible assets.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 of $211,251 consisted entirely of repayment of bank borrowings and proceeds from related parties. Net cash provided by financing activities for the nine months ended September 30, 2017 was $1,919,420 and consisted mainly of borrowing of bank loan and proceeds from related parties. The decrease in the cash flow in this period is mainly due to decreased borrowing of bank loan and proceeds from related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

GOING CONCERN

These financial statements have been prepared assuming that Company will continue as a going concern. As of September 30, 2018 and December 31, 2017, the Company had accumulated deficits of $5,576,481 and $4,646,033 due to substantial losses. There was substantial doubt regarding the Company’s ability to continue as going concern at September 30, 2018 and December 31, 2017. Refer to Note 3. GOING CONCERN UNCERTAINES of the accompanying notes to the consolidated condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge no such proceedings have been threatened against the Company.

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

IMAGE CHAIN GROUP LIMITED, INC.
(Registrant)

Dated: November 26, 2018	/s/ David Po
David Po
Chief Executive Officer
(Principal Executive Officer)

Dated: November 26, 2018	/s/ Dr. Jonathan Ka Kit Tam
Dr. Jonathan Ka Kit Tam
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

