Form 10-K
period 2018-12-31
Image Chain Group Limited, Inc.
filed 2019-03-26
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 000-55326

IMAGE CHAIN GROUP LIMITED, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-4333787
(State or other jurisdiction of incorporation or organization)	IRS Employer (Identification No.)

Room 501 – 5th Floor, Bonham Centre, No. 79-85 Bonham Strand Sheung Wan, Hong Kong, China	N/A
(Address of principal executive offices)	(Zip Code)

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

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act..

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $700,000 based on the closing price on June 30, 2018.

The number of shares of common stock of the registrant, par value $0.001 (the “Common Stock”), outstanding as of March 19, 2019 is 507,270,882.

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

The reorganization of Image P2P and its subsidiaries via the acquisitions detailed above, by and amongst Image P2P and AGW, FYSZ, and Fuzhiyuan Biotechnology, was accounted for under US GAAP as business combinations under common control.

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

Our principal executive offices are located at Room 503, 5/F, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong, S.A.R. Our telephone number is (852) 3188-2700. Our periodic and current reports with the SEC can be obtained from the SEC website, www.sec.gov and on our corporate website at http://www.icgl.us.com.

Share Exchange and disposal of subsidiaries

On November 28, 2018, the Company entered into a Business Transfer Agreement and Share Exchange Agreement (the “Agreements”) with a group of the original shareholders of Image P2P (the “Image P2P Shareholding Group”), Image P2P and its subsidiaries. Pursuant to the Agreements, the Image P2P Shareholding Group will exchange 200,000 common shares of the Company for the one common share of Asia Grand Will Limited held by Image P2P. Asia Grand Will Limited is the holding company for the Company’s operations in the PRC. Also pursuant to the Agreements, the Image P2P Shareholding Group, Image P2P and Image P2P’s subsidiaries will transfer to the Company (i) all of its right, title and interest to the intellectual property, including copyrights, patents, trademarks, process technology and production know-how, of Image P2P and its subsidiaries, (ii) the exclusive distribution rights in the PRC and worldwide for all products of Image P2P and its subsidiaries, (iii) the exclusive right to all intellectual property developed by Image P2P and its subsidiaries in the future and (iv) the exclusive distribution rights in the PRC and worldwide for all products of Image P2P and its subsidiaries developed in the future.

The 200,000 common shares of the Company returned to Image P2P are recognized as common stock in treasury since Image P2P is a wholly owned subsidiary of the Company and measured at cost which is the fair value of the common stocks as of the date of the disposal of subsidiaries.

The subsidiaries disposed are presented as discontinued operations in this report. Comparatives are reclassified to conform with the presentation.

Company Overview

On November 28, 2018, the Company disposed of Asia Grand Will Limited and its subsidiaries and hence has terminated its business of tea polyphenol products production and sales.

Currently, since the Sino-US trade war may affected the enterprises operating in China in 2018, the Company has gradually shifted its market target to Malaysia. It is seeking to develop business in healthy Halal food.

While we expect to focus on our efforts in the Halal Food License area, we will continue to seek new business opportunities with established business entities for merger with or acquisition of a target business in order to best protect our shareholder interests. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements in the Halal Food License business, or for any other potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce, or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. We have been reliant on loans by affiliated and non-affiliated parties to provide financial contributions and services to keep our company operating. Further, we believe that our company may have difficulties raising capital from other sources until we locate a prospective merger candidate through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail. We currently have no written or oral agreement from our majority shareholder to continue to provide financial contributions.

Product and Market Overview

On November 28, 2018, the Company has disposed Asia Grand Will Limited and its subsidiaries and hence has terminated its business of tea polyphenol products production and sales.

Currently, since the Sino-US trade war may affected the enterprises operating in China in 2018, the Company has gradually shifted its market target to Malaysia. It is seeking to develop business in healthy Halal food.

Employees

As of March 22, 2019 our officers and directors are our only employees.

Our Chief Executive Officer and Chief Financial Officer serve the Company on a part-time basis.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Our corporate headquarters are located at Room 501, 5/F, Bonham Centre, No. 79-85, Bonham Strand, Sheung Wan, Hong Kong, China, where we lease approximately 2500 square feet of office space under a lease that expires in February 1, 2021. Our monthly lease payment for this office space is approximately $3,500. We believe the leased premise is sufficient to meet the immediate needs of our corporate headquarters.

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

Holders

As of the date of this Report there were approximately 464 holders of record of our Common Stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.” As of the date of this Report, there are 507,270,882 shares of our Common Stock outstanding. There are no options, warrants or other securities convertible into our Common Stock, other than the 50,000 shares of our Preferred Stock currently outstanding. Our Preferred Stock currently outstanding are under contract for conversion into 50,000 shares of our Common Stock, representing a conversion basis of 1 share of Preferred Stock for 1 share of Common Stock.

Dividends

Holders of Common Stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during its fiscal years ended December 31, 2018 or 2017.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2018 and 2017, which are included herein.

Our operating results for the year ended December 31, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	Year ended December 31,
	2018	2017

Net revenues	-	-
Operating expenses
General and administrative expenses	231,598	476,410
Total operating expenses	231,598	476,410
Operating loss	(231,598)	(476,410)
Other income (expense)	-	-
Loss Before Income Taxes	(231,598)	(476,410)
Provision for Income Taxes	-	-
Net loss from continuing operations	(231,598)	(476,410)
Loss from discontinued operations
Loss from disposal of subsidiaries	(958,231)	-
Loss from discontinued operations, net of tax	(647,723)	(2,889,047)
Net Loss from discontinued operations	(1,605,954)	(2,889,047)
Net Loss	(1,837,552)	(3,365,457)
Other Comprehensive Income
Foreign currency translation gain from discontinued operations	21,849	153,292
Realized foreign currency translation	368,397	-
Total Comprehensive loss	(1,447,306)	(3,212,165)
Loss per share
Basic and Diluted Loss per Common Share	(0.01)	(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	507,270,882	500,956,171

Comparison of the Year ended December 31, 2018 and 2017

Net Revenues

Net revenues were $0 for the years ended December 31, 2018 and 2017. During the year ended 2018 we disposed of our tea tea polyphenol production and revenues related to these operations are now included as discontinued operations for 2017

Operating Expenses

Our general and administrative expenses decreased from $476,410 for the year ended December 31, 2017 to $231,598 for the year ended December 31, 2018. General and administrative expenses were significantly increased in the last three months of the year ended December 31, 2017 by (i) research and development expenses for tea polyphenol-based products, (ii) construction expenses for a waste water treatment facility and (iii) legal and accounting professional service fees. These expenses were reduced during the year ended December 31, 2018.

Loss from discontinued operations

For the year ended December 31, 2017, loss from discontinued operations of $2,889,047 consisted entirely of the results of operations of the disposed subsidiaries. For the year ended December 31, 2018, loss from discontinued operations of $1,605,954 consisted of the results of operations of the disposed subsidiaries of $647,723 and loss from disposal of subsidiaries of $958,231. The decrease of loss from the results of operations of the disposed subsidiaries of $2,241,324 from the previous year was due to decreased scale of operations, decreased gross loss and decreased general and administrative expenses in this year compared with the previous year.

Other Comprehensive Income

We had foreign currency translation gain from discontinued operations of $21,849 and $153,292 for the years ended December 31, 2018 and 2017, respectively. The variation in foreign currency gain or loss was tied directly to the fluctuation in value of the Renminbi and Hong Kong dollar, our functional currencies, to the US dollar, the currency used for reporting our US GAAP operating results.

For the year ended December 31, 2018, we also had realized foreign currency translation gain of $368,397 due to disposal of subsidiaries in this year.

Liquidity and Capital Resources

Since the inception of our operating subsidiary Fuzhiyuan Biotechnology in 2013, we have incurred significant net losses and negative cash flows from operations. During the year ended December 31, 2017 and the year ended December 31, 2018, we had net losses of $3,365,457 and $1,837,552, respectively. At December 31, 2018, we had an accumulated deficit of $6,483,585 and amounts due to related parties of $642,063. As discussed in our audit report for the year ended December 31, 2018, these factors raise substantial doubt about our ability to continue as a going concern.

As at December 31, 2018, we had cash and cash equivalents of $0. To date, we have financed our operations principally through borrowings from our related parties. Depending on our future operational results, we may need to conduct one or more equity or debt financings within the next 12 months.

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

During the year ended December 31, 2018, operating activities used $111,734 in cash, a decrease from $742,272 cash used for operating activities for the year ended December 31, 2017. The decrease in cash used was due primarily to a significant decrease in net loss and accounts and other receivables, offset in part by depreciation, bad debt expense and accounts and other payables.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 was $163,779, compared to $668,883 used in the year ended December 31, 2017. Such decrease resulted mainly from the lack of payments for building construction in this year.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 of $211,478 consisted proceeds from related parties, offset in part by repayment of bank borrowings. This represented a significant decrease from net cash provided by financing activities for the year ended December 31, 2017 of $1,476,679, and was primarily due to a significant increase in proceeds from bank borrowings and related parties.

Off-Balance Sheet Arrangements

During the year ended December 31, 2017 and 2018 and years ended December 31, 2016 and 2017, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 8, 2018, we dismissed WWC, P.C. (“WWC”) as our independent principal accountant to audit the Company’s financial statements. The decision to change accountants was approved by our board of directors. Our company does not have a standing Audit Committee.

Our company’s independent principal accountant’s report on the financial statements for each of the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception that:

(i) the report dated April 17, 2018 contained the following explanatory paragraph: “The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.”; and

(ii) the report dated April 17, 2017 contained the following explanatory paragraph: “The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses in previous years and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.”.

During our two most recent fiscal years and up to the date of dismissal of WWC, there were: (i) no disagreements with WWC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of WWC, would have caused it to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements of the Company; and (ii) no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2018, these disclosure controls and procedures were not effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management have concluded that our internal control over financial reporting was not effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:

As of the date of this Report, our Board of Directors consists of three members.

Name	Position Held with the Company	Age	Date First Elected or Appointed
David Po	Chief Executive Officer, President, Secretary, Director	57	May 1, 2017
Jonathan Ka Kit Tam	Chief Financial Officer, Assistant Secretary, Director	47	August 6, 2017
Kwok Kwong Fu	Chief Operating Officer and Director	65	July 17, 2018

David Po - Chief Executive Officer, President, Treasurer, Secretary and Director

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

Our company believes that Mr. Po’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Dr. Jonathan Ka Kit Tam - Chief Financial Officer, Assistant Secretary and Director

Dr. Tam is the founder, sole Director, Chief Executive Officer and President of UStar Investment Group and the affiliated DSI Institute. UStar and DSI arrange academic research and funding of research by Chinese academics abroad and international academics in China. UStar and DSI are currently active in arranging academic studies and symposiums in connection with the PRC’s “One Belt, One Road” initiative. Dr. Tam is also the founder and sole director of Dragon Star International, Inc., SCA Wellness, Inc. and Wei Shu North America, Inc., companies involved in academic placements, beauty and health travel and the import of agricultural goods, respectively.

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

Our company believes that Mr. Tam’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Kwok Kwong Fu – Chief Operating Officer and Director

Since 2010, Mr. Kwok has been the founder, sole Director and General Manager of Shen Zhen Jinzun Yuan Ltd. Co., which is engaged in agricultural businesses, primarily fruit cultivation, harvesting, processing, packaging and logistics.

Mr. Kwok holds a bachelor of sciences degree from the South China University of Technology. The Company believes Mr. Kwok’s extensive experience in the agricultural industries will assist the growth of its current business, and improve the Company’s ability to target and evaluate future acquisitions in the agricultural industries. Mr. Kwok’s experience in managing businesses will assist the Company in improving the day-to-day operations of the Company as well.

Our company believes that Mr. Fu’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2018, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms

Qiu Peng(1)	1	1	0
Li Mingguang(1)	1	1	0
Kwok Kwong Fu(2)	1	1	1

(1)	The insider filed a late Form 3, Initial Statement of Beneficial Ownership.
(2)	The insider has not filed a Form 3, Initial Statement of Beneficial Ownership.

Shareholder communications

The Company does not have a process for security holders to send communications to the board of directors due to the fact that minimal securities are traded on a stock exchange.

Code of Conduct and Ethics

We have adopted a Code of Ethics, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. It has been filed as an Exhibit to our registration statement on Form S-1 filed on February 5, 2014.

Item 11. Executive Compensation.

Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2018 and 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
David Po(1)	2018	-	-	-	-	-	-	-	-
CEO,	2017	-	-	-	-	-	-	-	-
President, Secretary and Director
Jonathan Ka	2018	-	-	-	-	-	-	-	-
Kit Tam (2) CFO, Assistant Secretary and Director	2017	-	-	-	-	-	-	-	-
Kwok Kong Fu(3)	2018	-	-	-	-	-	-	-	-
COO and Director	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)	Mr. Po was appointed Chief Executive Officer, President, Secretary and as a director on May 1, 2017.
(2)	Dr. Tam was appointed Chief Financial Officer, Assistant Secretary and as a director on August 6, 2017.
(3)	Mr. Kwok Kong Fu was appointed as a director on July 16, 2018.

Stock option plan

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Outstanding Equity Awards at Fiscal year-End

The company has not issued equity awards as below during fiscal years 2018 and 2017.

Director’s Compensation

Name	Fee earned or paid in cash	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
David Po
-2018		-					-
-2017		$229,000					$229,000
Jonathan Ka Kit Tam
-2018		-					-
-2017		$1,000,000					$1,000,000
Kwok Kwong Fu
-2018		-					-
-2017		$461,539					$461,539
Kevin Lai
-2018		-					-
-2017		$538,461					$538,461

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

	Number of Shares of
	Common Stock	Percentage
Name of Beneficial Owner	Beneficially Owned	of Class
David Po(1)	46,800	*
Jonathan Ka Kit Tam(1)	200,000	*
Kwok Kwong Fu(1)	5,700,000	1.1
All Directors and Officers as a Group (3 persons)	5,946,800	1.2

* Less than 1%.

(1) In care of Image Chain Group Limited, Inc., Room 501, 5/F, Bonham Centre, No. 79-85, Bonham Strand, Sheung Wan, Hong Kong, China

Change in Control Arrangements

As of December 31, 2018, there are no arrangements that would result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

Related parties’ relationships are as follows:

David Po	Director, CEO and Majority Shareholder of the Company
Peng Qiu	Shareholder of the Company
Min Huang	Mr. Peng Qiu’s spouse
Yi Sheng Qiu	Mr. Peng Qiu’s father
Wan An Fu Zhi Yuan Cha Ye Ltd. Co.	Mr. Peng Qiu, CEO of the Company as shareholder and officer.
Wu Junrui	Former management of the Company

Amounts due to related parties at December 31, 2018 and 2017 consist of the following:

	December 31, 2018	December 31, 2017
David Po	$642,063	$479,893
	$642,063	$479,893

The owing to related parties consist of working capital advances and borrowings. These amounts are due on demand and are non-interest bearing.

On November 28, 2018, the Image P2P Shareholding Group has exchanged 200,000 common shares of the Company for the one common share of Asia Grand Will Limited held by Image P2P. Asia Grand Will Limited is the holding company for the Company’s operations in the PRC. Effectively, the Company has sold its operations in the PRC to the Image P2P Shareholding Group with the consideration of 200,000 common shares of the Company in return. The common shares have $0 fair value as of November 28, 2018. Asia Grand Will Limited has net asset value of $589,835 and accumulated other comprehensive income of $368,397 prior to disposal, totaled $958,231. Accordingly, a loss of disposal of subsidiary of $958,231 is recognized in the consolidated statements of operations and comprehensive loss.

Office Lease

Our corporate headquarters are located at Room 501, 5/F, Bonham Centre, No. 79-85, Bonham Strand, Sheung Wan, Hong Kong, China, where we lease approximately 2500 square feet of office space under a lease that expires in February 1, 2021. Our monthly lease payment for this office space is approximately $3,500. We believe the leased premise is sufficient to meet the immediate needs of our corporate headquarters.

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

Consistent with these considerations, and considering their positions as executive officers and recent employees of the Company. Our board operates with 3 directors, we have determined that none of our directors qualifies as an independent director. We do not maintain a compensation, nominating or audit committee.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a policy, that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our Common Stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the prior consent of our audit committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our Common Stock or any member of the immediate family of any of the foregoing persons in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. We did not have a formal review and approval policy for related party transactions at the time of any of the transactions described above. However, all of the transactions described above were entered into after presentation, consideration and approval by our board of directors and/or our audit committee.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid during the years ended December 31, 2017 and 2018 for professional services rendered by WWC, Professional Corporation Certified Public Accountants.:

Accounting Fees and Services

	2018	2017
Audit Fees	$95,000	$60,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$95,000	$60,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) The following documents are filed as part of this Report on Form 10-K:

1. Financial Statements

2. Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3. The following exhibits are filed as part of this Report on Form 10-K

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation (ii) Bylaws
3.1	Articles of Incorporation	S-1	3.1	05/02/2014
3.2	By-laws	S-1	3.2	05/02/2014
3.3	Certificate of Correction of the Articles of Incorporation	8-K	3.1	02/14/2017
3.4	Certificate of Change	8-K/A	3.4	12/28/2017
(10)	Material Contracts
10.1	Short-term loan agreement with Jiangxi Rural Credit Union & Rural Commercial Bank dated March 30, 2017	8-K	10.1	11/14/2017
10.2	Long-term loan agreement with Industrial and Commercial Bank of China – Wan An County Branch dated October 31, 2015	8-K	10.2	11/14/2017
(14)	Code of Ethics
14.1	Code of Ethics	S-1	14.1	05/02/2014
(21)	Subsidiaries of the Registrant
21.1*	Subsidiaries of the Registrant
(31)	Rule 13a-14 (d)/15d-14(d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer and Principal Financial Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE CHAIN GROUP LIMITED, INC.

March 25, 2019	By:	/s/ David Po
David Po
Chief Executive Officer (Principal Executive Officer)

March 25, 2019	By:	/s/ Dr. Jonathan Ka Kit Tam
Dr. Jonathan Ka Kit Tam
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 25, 2019	By:	/s/ David Po
David Po
Chief Executive Officer, President, Secretary and Director

March 25, 2019	By:	/s/ Dr. Jonathan Ka Kit Tam
Chief Financial Officer, Assistant Secretary, and Director

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Image Chain Group Limited, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Image Chain Group Limited, Inc. (the “Company”) as of December 31, 2018, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company’s auditor since 2018

Lakewood, CO

March 25, 2019

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

San Mateo, California

April 17, 2018

We have served as the Company’s auditor since April 20, 2015

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$-	$-
Current assets from discontinued operations	-	367,917
Total Current assets	-	367,917

Non-current assets from discontinued operations	-	12,278,430
Total Assets	$-	$12,646,347

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued liabilities and other payables	$367	$-
Due to related parties	642,063	479,893
Current liabilities from discontinued operations	-	9,589,581
Total Current Liabilities	642,430	10,069,474

Non-current liabilities from discontinued operations	-	1,771,997
Total Liabilities	642,430	11,841,471

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 50,000 shares authorized, issued and outstanding	50	50
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 507,270,882 issued at December 31, 2018 and 2017, respectively	507,271	507,271
Additional paid in capital	5,333,834	5,333,834
Accumulated other comprehensive loss	-	(390,246)
Accumulated deficit	(6,483,585)	(4,646,033)
Treasury stock, at cost, 200,000 and 0 shares as of December 31, 2018 and 2017, respectively	-	-
Total Stockholders’ Equity (Deficit)	(642,430)	804,876
Total Liabilities and Stockholders’ Equity (Deficit)	$-	$12,646,347

See accompanying notes to the consolidated financial statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Operations and Comprehensive Loss

	For the years ended
	December 31,
	2018	2017

Revenue	$-	$-

Operating Expenses
General and administrative expenses	231,598	476,410
Total Operating Expenses	231,598	476,410

Operating Loss	(231,598)	(476,410)

Other income (expense)	-	-

Loss Before Income Taxes	(231,598)	(476,410)
Provision for income taxes	-	-

Net Loss from continuing operations	$(231,598)	$(476,410)

Loss from discontinued operations
Loss from disposal of subsidiaries	(958,231)	-
Loss from discontinued operations, net of tax	(647,723)	(2,889,047)
Net Loss from discontinued operations	(1,605,954)	(2,889,047)

Net Loss	(1,837,552)	(3,365,457)

Other Comprehensive Income
Foreign currency translation gain from discontinued operations	21,849	153,292
Realized foreign currency translation	368,397	-
Total Comprehensive Loss	$(1,447,306)	$(3,212,165)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	$507,270,882	$507,270,882

See accompanying notes to the consolidated financial statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2018 and 2017

						Accumulated
	Preferred Stock		Common Stock		Additional	Other		Treasury Stock
	Shares	Amount	Shares Outstanding	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total

Balances at December 31, 2016	50,000	$50	507,270,882	$507,271	$5,333,834	$(543,538)	$(1,280,576)	-	$-	$4,017,041
Foreign currency translation gain	-	-	-	-	-	153,292	-	-	-	153,292
Net loss	-	-	-	-	-	-	(3,365,457)	-	-	(3,365,457)
Balances at December 31, 2017	50,000	$50	507,270,882	$507,271	$5,333,834	$(390,246)	$(4,646,033)	-	$-	$804,876
Realization upon disposal of subsidiaries	-	-	-	-	-	368,397	-	-	-	368,397
Treasury stock purchases	-	-	(200,000)	-	-	-	-	200,000	-	-
Foreign currency translation gain	-	-	-	-	-	21,849	-	-	-	21,849
Net loss	-	-	-	-	-	-	(1,837,552)	-	-	(1,837,552)
Balances at December 31, 2018	50,000	$50	507,070,882	$507,271	$5,333,834	$-	$(6,483,585)	200,000	$-	$(642,430)

See accompanying notes to the consolidated financial statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(1,837,552)	$(3,365,457)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	50,236	10,682
Depreciation of fixed assets	221,226	892,082
Write-down of inventory	-	72,409
Bad debt expense	-	1,249,704
Loss on disposal of subsidiaries	958,231	-
Changes in operating assets and liabilities:
Accounts receivables	85,170	(1,310,718)
Other receivables	-	11,072
Inventories	49,593	312,612
Advances and prepayments to suppliers	(57,844)	27,244
Accounts payables	238,422	1,313,066
Accrued liabilities and other payables	180,784	-
Customers advances and deposits	-	45,032
Net cash used in operating activities	(111,734)	(742,272)

Cash flows from investing activities
Disposal of subsidiary	(16,332)	-
Purchase of plant and equipment	(147,447)	(148,065)
Payments for building construction	-	(480,693)
Purchases of intangible assets and land use rights	-	(3,137)
Security deposits	-	(36,988)
Net cash used in investing activities	(163,779)	(668,883)

Cash flows from financing activities
Proceeds of owners’ injection of capital	-	1,935
Proceeds from bank borrowings	-	749,811
Repayment of bank borrowings	(19,752)	-
Proceeds from related parties	231,230	724,933
Net cash provided by financing activities	211,478	1,476,679

Effect of foreign currency translation on cash and cash equivalents	(821)	(2,335)

Net decrease of cash and cash equivalents	(64,856)	63,189
Cash and cash equivalents–beginning of period	64,856	1,667
Cash and cash equivalents–end of period	$-	$64,856

Cash and cash equivalents - continuing operations	$-	$-
Cash and cash equivalents - discontinued operations	$-	$64,856

Supplementary cash flow information:
Interest paid	$146,070	$252,857
Income taxes paid	$-	$-

See accompanying notes to the consolidated financial statements

IMAGE CHAIN GROUP LIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Share Exchange and disposal of subsidiaries

On November 28, 2018, the Company has entered into a Business Transfer Agreement and Share Exchange Agreement (the “Agreements”) with a group of the original shareholders of Image P2P (the “Image P2P Shareholding Group”), Image P2P and its subsidiaries. Pursuant to the Agreements, the Image P2P Shareholding Group will exchange 200,000 common shares of the Company for the one common share of Asia Grand Will Limited held by Image P2P. Asia Grand Will Limited is the holding company for the Company’s operations in the PRC. Also pursuant to the Agreements, the Image P2P Shareholding Group, Image P2P and Image P2P’s subsidiaries will transfer to the Company (i) all of its right, title and interest to the intellectual property, including copyrights, patents, trademarks, process technology and production know-how, of Image P2P and its subsidiaries, (ii) the exclusive distribution rights in the PRC and worldwide for all products of Image P2P and its subsidiaries, (iii) the exclusive right to all intellectual property developed by Image P2P and its subsidiaries in the future and (iv) the exclusive distribution rights in the PRC and worldwide for all products of Image P2P and its subsidiaries developed in the future.

The 200,000 common shares of the Company returned to Image P2P are recognized as common stock in treasury since Image P2P is a wholly owned subsidiary of the Company, and measured at cost which is the fair value of the common stocks as of the date of the disposal of subsidiaries.

The subsidiaries disposed are presented as discontinued operations in this report. Comparatives are reclassified to conform with the presentation.

The Company is currently reviewing and revising its future business plans. To date, the Company has not yet identified its future business plans.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

The Company’s subsidiaries are listed as follows:

	Place of	Attributable equity interest % as of December 31,		Authorized
Name of Company	incorporation	2018	2017	capital
Image P2P Trading Group Limited (“BVI”)	British Virgin Islands	100	100	USD 50,000
Asia Grand Will Limited (“AGWL”)	Hong Kong	Nil	100	HKD 1
Fuzhi Yuan (Shenzhen) Holdings Limited (“FZHL”)	PRC	Nil	100	RMB 500,000
Jiangxi Fu Zhi Yuan Biotechnology Co., Limited (“FZY”)	PRC	Nil	100	RMB 50,000,000

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had $0 in cash and cash equivalents as of December 31, 2018 and 2017.

Accounts receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. As of December 31, 2018 and 2017, the Company had valuation allowance for doubtful accounts of $71,141 and $75,181, respectively, for the Company’s accounts receivable in discontinued operations. During the years ended December 31, 2018 and 2017, the Company recorded $0 and $72,409 bad debt expense, respectively, for the Company’s discontinued operations

Inventories

Inventories consisting of finished goods and raw materials are stated at the lower of cost or market value. Finished goods are comprised of direct materials, direct labor, inbound shipping costs, and an appropriate proportion of overhead. The Company using first in first out (“FIFO”) method of accounting for inventory. The Company recorded inventory impairment expenses in the amounts of $0 and $72,409 for the years ended December 31, 2018 and 2017, for the Company’s discontinued operations.

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

Revenue recognition

Revenues are recognized when control of the promised goods are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

The Company’s revenue is recognized at the date of shipment to customers when a formal arrangement exists, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. The Company’s revenue consists of invoiced value of goods, net of a value-added tax (VAT).

Advertising

All advertising costs are expensed as incurred.

Shipping and handling

Outbound shipping and handling are expensed as incurred.

Research and development

All research and development costs are expensed as incurred.

Retirement benefits

Retirement benefits in the form of mandatory government sponsored defined contribution plans are charged to the either expenses as incurred or allocated to inventory as part of overhead.

Income taxes

Income taxes are determined in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the years ended December 31, 2018 and 2017, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2018, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

Foreign currency translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The accompanying financial statements are presented in United States dollars (“USD”). The functional currency of the Company and BVI is the USD. The functional currency of AGWL is the Hong Kong dollar (“HKD”). The functional currency of FZHL and FZY is the Renminbi (“RMB”).

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the USD are translated into USD, in accordance with ASC 830, “Translation of Financial Statements”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income (loss) within the statement of stockholders’ equity.

Exchange Rates	12/31/2018	12/31/2017
Year end RMB : US$ exchange rate	6.8795	6.5097
Average year RMB : US$ exchange rate	6.6036	6.7590

Year end HKD : US$ exchange rate	7.7519	7.7519
Average year HKD : US$ exchange rate	7.7519	7.7519

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

Treasury Stock

The Company records treasury stock at cost.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of for the years ended December 31, 2018 and 2017, the Company did not have any potentially dilutive securities outstanding.

Financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and note payable): cash and cash equivalents, accounts receivable, accounts payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●	Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

●	Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

Recently Adopted Accounting Standards

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods, and requires a retrospective approach. The Company adopted this standard effective January 1, 2018 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The standard requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents (collectively, “restricted cash”). Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The Company adopted this standard retrospectively effective January 1, 2018 and the adoption did not have a material effect on the Company’s consolidated financial statements.

Recent accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the adoption of ASC 842, but has not determined the effects it may have on the Company’s consolidated financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2018, the Company had an accumulated deficit of $6,483,585 and net loss of $1,837,552 and net cash used in operations of $111,734 for the year ended December 31, 2018. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through December 31, 2019 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

4. DISPOSAL OF SUBSIDIARIES

On November 28, 2018, the Company has entered into a Business Transfer Agreement and Share Exchange Agreement (the “Agreements”) with a group of the original shareholders of Image P2P (the “Image P2P Shareholding Group”), Image P2P and its subsidiaries. Pursuant to the Agreements, the Image P2P Shareholding Group will exchange 200,000 common shares of the Company for the one common share of Asia Grand Will Limited held by Image P2P. Asia Grand Will Limited is the holding company for the Company’s operations in the PRC. Also pursuant to the Agreements, the Image P2P Shareholding Group, Image P2P and Image P2P’s subsidiaries will transfer to the Company (i) all of its right, title and interest to the intellectual property, including copyrights, patents, trademarks, process technology and production know-how, of Image P2P and its subsidiaries, (ii) the exclusive distribution rights in the PRC and worldwide for all products of Image P2P and its subsidiaries, (iii) the exclusive right to all intellectual property developed by Image P2P and its subsidiaries in the future and (iv) the exclusive distribution rights in the PRC and worldwide for all products of Image P2P and its subsidiaries developed in the future.

Pursuant to the share exchange agreement, the Company transferred all of the subsidiary shares to the Image P2P Shareholding Group and received 200,000 common shares of the Company in return.

During the year ended December 31, 2018, the Company recorded a loss on disposal of $958,231. The Company has no continuing involvement in the operations of Asia Grand Will Limited. The disposal of Asia Grand Will Limited qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of Asia Grand Will Limited’s operations from its Consolidated Statements of Operations and Comprehensive Loss to present this business in discontinued operations.

The following table shows the results of operations of Asia Grand Will Limited for the year ended December 31, 2018 and 2017 which are included in the loss from discontinued operations:

	Years Ended December 31,
	2018	2017

Sales	$250,980	$1,357,717
Cost of sales	433,190	2,284,536
Gross loss	(182,211)	(926,819)
Selling and marketing expenses	46,032	112,689
General and administrative expenses	292,880	1,640,416
Operating loss	(521,123)	(2,679,924)
Government subsidy	20,539	88,106
Interest income	-	13
Other expenses	50	(44,385)
Interest expense	(146,562)	(252,857)
Loss before taxes	(647,196)	(2,889,047)
Income tax expense	(528)	-
Net loss	$(647,723)	$(2,889,047)

The following table shows the carrying amounts of the major classes of assets and liabilities associated with Asia Grand Will Limited as of November 28, 2018:

November 28, 2018
Cash and cash equivalents	$16,332
Accounts receivable, net	26,411
Inventories	26,416
Advances and prepayment to suppliers	64,599
Prepaid taxes and taxes recoverable	93,489
Total Current assets	$227,247

Plant and equipment, net	10,328,609
Construction in progress and prepayment for equipment	472,261
Intangible assets, net	443,520
Other assets	132,967
Total Non-current Assets	$11,377,356

Short-term bank loans	2,138,455
Long-term bank loans – current portion	431,430
Accounts payable	1,009,386
Accrued liabilities and other payables	1,490,365
Customers advances and deposits	55,165
Due to related parties	4,231,072
Total Current Liabilities	$9,355,873

Loans payable	1,658,896
Total Non-current Liabilities	$1,658,896

Net assets and liabilities	$589,835
Consideration received on disposal	-
Recycling of accumulated other comprehensive income	368,397
Loss on disposal	$958,231

The following table summarizes the carrying amounts of the assets and liabilities from discontinued operations,

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$-	$64,856
Accounts receivable, net	-	89,689
Other receivables and other current assets	-	24,629
Inventories	-	78,357
Advances and prepayment to suppliers	-	10,523
Prepaid taxes and taxes recoverable	-	99,863
Total Current assets	$-	$367,917

Plant and equipment, net	-	11,107,392
Construction in progress and prepayment for equipment	-	504,459
Intangible assets, net	-	524,547
Other assets	-	142,032
Total Non-current Assets	$-	$12,278,430

Short-term bank loans	-	2,304,222
Long-term bank loans – current portion	-	460,844
Accounts payable	-	837,159
Accrued liabilities and other payables	-	1,409,572
Customers advances and deposits	-	58,926
Due to related parties	-	4,518,858
Total Current Liabilities	$-	$9,589,581

Loans payable	-	1,771,997
Total Non-current Liabilities	$-	$1,771,997

5. INCOME TAXES

The Company operates in the United States and its wholly-owned subsidiaries operate in PRC, Hong Kong and British Virgin Islands (“BVI”) and files tax returns in these jurisdictions.

Loss from continuing operations before income tax expense (benefit) is as follows:

	For the Years Ended
	December 31,
	2018	2017
Loss attributed to United States	$(231,597)	$(476,410)
Loss attributed to discontinued and foreign operations	(1,605,427)	(2,889,047)
Loss before income taxes	$(1,837,024)	$(3,365,457)

The expense (benefit) for income taxes from continuing operations consists of the following components:

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company’s financial statements for the year ended August 31, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% as well as other changes.

There was no provision for income taxes for the years ended December 31, 2018 and 2017, as the Company has tax losses in all jurisdictions. The expected approximate income tax rate for 2018 and 2017, for United States is 21%, Hong Kong is 16.5%, PRC is 25%, and BVI is a tax-exempt region. The total income tax benefit differs from the expected income tax benefit principally due to the valuation allowance recorded against the deferred tax assets which are principally comprised of net operating losses (“NOLs”).

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Deferred tax assets:
NOL carryforwards
United States	$(647,475)	$(969,550)
United States – effect of change in statutory rate	-	370,710
Foreign	(1,121,965)	(720,608)
Change in valuation allowance	1,769,440	1,319,448
Income tax expense (benefit)	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $1,769,440 as of December 31, 2018. In 2018, the valuation allowance increased by $449,992, primarily relating to net operating loss carryforwards from the local and foreign tax regime.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2013.

6. RELATED PARTY TRANSACTIONS

Related parties’ relationships are as follows:

David Po	Director, CEO and Majority Shareholder of the Company
Peng Qiu	Shareholder of the Company
Min Huang	Mr. Peng Qiu’s spouse
Yi Sheng Qiu	Mr. Peng Qiu’s father
Wan An Fu Zhi Yuan Cha Ye Ltd. Co.	Mr. Peng Qiu, CEO of the Company as shareholder and officer.
Wu Junrui	Former management of the Company

Amounts due to related parties at December 31, 2018 and 2017 consist of the following:

	December 31, 2018	December 31, 2017
David Po	$642,063	$479,893
	$642,063	$479,893

The owing to related parties consist of working capital advances and borrowings. These amounts are due on demand and are non-interest bearing.

On November 28, 2018, the Image P2P Shareholding Group has exchanged 200,000 common shares of the Company for the one common share of Asia Grand Will Limited held by Image P2P. Asia Grand Will Limited is the holding company for the Company’s operations in the PRC. Effectively, the Company has sold its operations in the PRC to the Image P2P Shareholding Group with the consideration of 200,000 common shares of the Company in return. The common shares have $0 fair value as of November 28, 2018. Asia Grand Will Limited has net asset value of $589,835 and accumulated other comprehensive income of $368,397 prior to disposal, totaled $958,231. Accordingly, a loss of disposal of subsidiary of $958,231 is recognized in the consolidated statements of operations and comprehensive loss.

7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 50,000 shares, with a stated par value of $0.001 per share with such powers, preferences, rights and restrictions which shall be determined by the Corporation’s Board of Directors in its sole discretion, and which designations and issuances shall not require the approval of the shareholders of the Corporation.

As of December 31, 2018 and 2017, 50,000 shares of preferred stock were issued and outstanding.

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

During the year ended December 31, 2018, the Company has not issued any common stock.

On November 28, 2018, the Company has entered into a Business Transfer Agreement and Share Exchange Agreement Note 1) with a group of the original shareholders of Image P2P (the “Image P2P Shareholding Group”), Image P2P and its subsidiaries. Pursuant to the Agreements, the Image P2P Shareholding Group will exchange 200,000 common shares of the Company for the one common share of Asia Grand Will Limited held by Image P2P. The 200,000 common shares of the Company returned to Image P2P are recognized as common stock in treasury since Image P2P is a wholly owned subsidiary of the Company, and measured at cost which is the fair value of the common stocks as of the date of the disposal of subsidiaries.

The following table summarizes the Company’s stock repurchase activity during the years ended December 31, 2018 and 2017:

	Shares repurchased	Average repurchase price	Repurchased
During the years ended December 31,
2018	200,000	$-	$-
2017	-	$-	$-

As of December 31, 2018 and 2017, 507,270,882 shares of common stock were issued.

8. SUBSEQUENT EVENTS

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

