Form 10-Q
period 2019-03-31
Image Chain Group Limited, Inc.
filed 2019-05-15
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              _________________ to _____________________

Commission File Number	000-55326

IMAGE CHAIN GROUP LIMITED, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4333787
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 501, 5F, Bonham Centre, No. 79-85, BonhamStrand, Sheung Wan, Hong Kong, S.A.R., People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

508,539,882 common shares issued and outstanding as of May 13, 2019.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

3

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$-	$-
Total Current assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued liabilities and other payables	$367	$367
Due to related party	695,842	642,063
Total Current Liabilities	696,209	642,430
Total Liabilities	696,209	642,430

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 50,000 shares authorized, issued and outstanding	50	50
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 508,539,882 and 507,070,882 issued as of March 31, 2019 and December 31, 2018, respectively	508,540	507,271
Additional paid in capital	8,124,365	5,333,834
Accumulated deficit	(9,329,164)	(6,483,585)
Treasury stock, at cost, 200,000 as of March 31, 2019 and December 31, 2018, respectively	-	-
Total Stockholders’ Deficit	(696,209)	(642,430)
Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended
	March 31,
	2019	2018

Revenue	$-	$-

Operating Expenses
General and administrative expenses	2,845,579	70,847
Total Operating Expenses	2,845,579	70,847

Loss Before Income Taxes	(2,845,579)	(70,847)
Provision for income taxes	-	-

Net Loss from continuing operations	$(2,845,579)	$(70,847)

Loss from discontinued operations
Loss from discontinued operations, net of tax	-	(175,819)
Net Loss from discontinued operations	-	(175,819)

Net Loss	(2,845,579)	(246,666)

Other Comprehensive Income
Foreign currency translation gain from discontinued operations	-	112,149
Total Comprehensive Loss	$(2,845,579)	$(134,517)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	$507,341,382	$507,270,882

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional Paid in	Accumulated	other comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	loss	Shares	Amount	Total
Balance, December 31, 2017	50,000	$50	507,270,882	$507,271	$5,333,834	$(4,646,033)	$(390,246)	-	$-	$804,876
Foreign currency translation gain	-	-	-	-	-	-	112,149	-	-	112,149
Net loss	-	-	-	-	-	(246,666)	-	-	-	(246,666)
Balance, March 31, 2018	50,000	$50	507,270,882	$507,271	$5,333,834	$(4,892,699)	$(278,097)	-	$-	$670,359

Balance, December 31, 2018	50,000	$50	507,270,882	$507,271	$5,333,834	$(6,483,585)	$-	200,000	$-	$(642,430)
Common stocks issued for services	-	-	1,269,000	1,269	2,790,531	-	-	-	-	2,791,800
Net loss	-	-	-	-	-	(2,845,579)	-	-	-	(2,845,579)
Balance, March 31, 2019	50,000	$50	508,539,882	$508,540	$8,124,365	$(9,329,164)	$-	200,000	$-	$(696,209)

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Unaudited Consolidated Statements of Cash Flows

	For the three months ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(2,845,579)	$(246,666)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	-	14,175
Depreciation of fixed assets	-	59,099
Salaries paid by shares	2,791,800	-
Expenses paid by related party	53,779	70,667
Changes in operating assets and liabilities:
Accounts receivables	-	(18,289)
Other receivables	-	25,205
Inventories	-	(32,405)
Advances and prepayments to suppliers	-	(57,696)
Accounts payables	-	(64,673)
Accrued liabilities and other payables	-	676,244
Net cash provided by operating activities	-	425,661

Cash flows from investing activities
Purchase of plant and equipment	-	(143,560)
Net cash used in investing activities	-	(143,560)

Cash flows from financing activities
Repayment of bank borrowings	-	(334,109)
Net cash used in financing activities	-	(334,109)

Effect of foreign currency translation on cash and cash equivalents	-	1,686

Net decrease of cash and cash equivalents	-	(50,322)
Cash and cash equivalents–beginning of period	-	64,848
Cash and cash equivalents–end of period	$-	$14,526

Cash and cash equivalents - continuing operations	$-	$-
Cash and cash equivalents - discontinued operations	$-	$14,526

Supplementary cash flow information:
Interest paid	$-	$17,243
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services	$2,791,800	$-

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 26, 2019.

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

The accompanying financial statements are presented in United States dollars (“USD”). The functional currency of the Company and BVI is the USD. The functional currency of AGWL is the Hong Kong dollar (“HKD”). The functional currency of FZHL and FZY is the Renminbi (“RMB”). AGWL, FZHL and FZY have been classified as discontinued operations and have been disposed in the year 2018.

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

Exchange Rates	3/31/2019	12/31/2018	3/31/2018
Spot rate RMB : US$ exchange rate	N/A	0.1454	0.159
Average year RMB : US$ exchange rate	N/A	0.1514	0.1572

Year end HKD : US$ exchange rate	0.129	0.129	0.129
Average year HKD : US$ exchange rate	0.129	0.129	0.129

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

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The adoption of ASC 842, did not have a material effect on the Company’s consolidated financial statements.

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

As of March 31, 2019, the Company had an accumulated deficit of $9,329,164 and net loss of $2,845,579 and net cash used in operations of $0 for the three months ended March 31, 2019. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through March 31, 2020 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

The following table shows the results of operations of Asia Grand Will Limited for the three months ended March 31, 2019 and 2018 which are included in the loss from discontinued operations:

	For the three months ended March 31,
	2019	2018

Sales	$-	$195,731
Cost of sales	-	201,277
Gross loss	-	(5,546)
Selling and marketing expenses	-	22,512
General and administrative expenses	-	90,603
Operating loss	-	(118,661)
Government subsidy	-	-
Interest income	-	-
Other expenses	-	(52)
Interest expense	-	(56,561)
Loss before taxes	-	(175,273)
Income tax expense	-	(546)
Net loss	$-	$(175,819)

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

5. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019, $1,029,600 services fee was paid to David Po (the Secretary and Chairman of the Board of Director) with 468,000 shares of common stock and $52,800 services fee was paid to Jonathan Ka Kit Tam (former Chief Financial Officer and Director, resigned on Mar 30, 2019) with 24,000 shares of common stock at $2.2 per share for their services provided and to be provided for the year ended December 31, 2019.

During the three months ended March 31, 2019, David Po advanced $53,779 for operating expenses. Amounts due to Mr. Po as of March 31, 2019 and December 31, 2018, were $695,842 and $642,062, respectively.

The owing to Mr. Po consists of working capital advances and borrowings. These amounts are due on demand and are non-interest bearing.

6. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 50,000 shares, with a stated par value of $0.001 per share with such powers, preferences, rights and restrictions which shall be determined by the Corporation’s Board of Directors in its sole discretion, and which designations and issuances shall not require the approval of the shareholders of the Corporation.

During the three months ended March 31, 2019, there were no issuances of Preferred Stock.

As of March 31, 2019 and December 31, 2018, 50,000 shares of preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 2,000,000,000 shares of common stock at a par value of $0.001.

During the three months ended March 31, 2019, the Company has issued 1,269,000 shares of common stock to certain related and unrelated parties for their services provided and to be provided for the year ended December 31, 2019 at $2.2 per share, value of total $2,791,800 which was fully expensed in this period.

As of March 31, 2019 and December 31, 2018, 508,539,882 and 507,270,882 shares of common stock were issued, respectively.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

●	volatility or decline of our stock price;
●	potential fluctuation of quarterly results;
●	continued failure to earn revenues or profits;
●	inadequate capital to continue or expand our business, and inability to raise additional capital or financing to implement our business plans;
●	decline in demand for our products and services;
●	rapid adverse changes in markets;
●	litigation with or legal claims and allegations by outside parties against us;
●	insufficient revenues to cover operating costs; and
●	estimates of our future revenue, expenses, capital requirements and our need for additional financing;

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

On November 28, 2018, the Company entered into a Business Transfer Agreement and Share Exchange Agreement (the “Agreements”) with a group of the original shareholders of Image P2P (the “Image P2P Shareholding Group”), Image P2P and its subsidiaries. Pursuant to the Agreements, the Image P2P Shareholding Group exchanged 200,000 common shares of the Company for the one common share of Asia Grand Will Limited held by Image P2P. Asia Grand Will Limited is the holding company for the Company’s operations in the PRC. Also pursuant to the Agreements, the Image P2P Shareholding Group, Image P2P and Image P2P’s subsidiaries transfered to the Company (i) all of its right, title and interest to the intellectual property, including copyrights, patents, trademarks, process technology and production know-how, of Image P2P and its subsidiaries, (ii) the exclusive distribution rights in the PRC and worldwide for all products of Image P2P and its subsidiaries, (iii) the exclusive right to all intellectual property developed by Image P2P and its subsidiaries in the future and (iv) the exclusive distribution rights in the PRC and worldwide for all products of Image P2P and its subsidiaries developed in the future.

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

Our principal executive offices are located at Room 503, 5/F, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong, S.A.R. Our telephone number is (852) 3188-2700. We do not have a corporate website. Our periodic and current reports with the SEC can be obtained from the SEC website, www.sec.gov.

Company Overview

On November 28, 2018, the Company disposed of Asia Grand Will Limited and its subsidiaries and hence have terminated the business of tea polyphenol products production and sales.

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

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018.

	Three months ended March,
	2019	2018

Revenue	-	-
Operating expenses
General and administrative expenses	2,845,579	70,847
Total operating expenses	2,845,579	70,847
Loss Before Income Taxes	(2,845,579)	(70,847)
Provision for Income Taxes	-	-
Net loss from continuing operations	(2,845,579)	(70,847)
Loss from discontinued operations
Loss from discontinued operations, net of tax	-	(175,819)
Net Loss from discontinued operations	-	(175,819)
Net Loss	(2,845,579)	(246,666)
Other Comprehensive Income
Foreign currency translation gain from discontinued operations	-	112,149
Total Comprehensive loss	(2,845,579)	(134,517)
Loss per share
Basic and Diluted Loss per Common Share	(0.01)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	507,341,382	507,270,882

Operating Expenses

Our general and administrative expenses increased from $70,847 for the three months ended March 31, 2018 to $2,845,579 for the three months ended March 31, 2019. The increase was mainly attributed to salaries paid by shares of $2,791,800 in this period, which is absent in the same period in 2018.

Loss from discontinued operations

Our loss from discontinued operations decreased from $175,819 for the three months ended March 31, 2018 to $0 for the three months ended March 31, 2019. The decrease was due to disposal of subsidiaries before this period on November 28, 2018.

Other Comprehensive Income

For the three months ended March 31, 2018 we had a foreign currency gain of $112,149, compared to a foreign currency gain of $0 for the three months ended March 31, 2019. The variation in foreign currency gain or loss was tied directly to the fluctuation in value of the Renminbi and Hong Kong dollar, our functional currencies, to the US dollar, the currency used for reporting our US GAAP operating results. The decrease in the gain was due to disposal of subsidiaries before this period on November 28, 2018.

Liquidity and Capital Resources

Since the inception of the Company, we have incurred significant net losses and negative cash flows from operations. During the three months ended March 31, 2018 and the three months ended March 31, 2019, we had net losses of $246,666 and $2,845,579, respectively. At March 31, 2019, we had an accumulated deficit of $9,329,164. As discussed in our financial statements for the three months ended March 31, 2019, these factors raise substantial doubt about our ability to continue as a going concern.

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

Related Party Loans

See “Related Party Transactions” in Note 5 of Notes to the Financial Statements. These unsecured loans do not bear interest or fixed dates for repayment.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31
	2019	2018
Cash flows from operating activities	$-	$425,661
Cash flows from investing activities	$-	$(143,560)
Cash flows from financing activities	$-	$(334,109)

Operating Activities

During the three months ended March 31, 2019, operating activities provided $0 in cash, compared with $425,661 for the three months ended March 31, 2018. The decrease in cash provided was due primarily to disposal of subsidiaries on November 28, 2018.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $0, compared with $143,560 net cash used in investing activities for the three months ended March 31, 2018. The decrease in cash provided was due primarily to disposal of subsidiaries on November 28, 2018.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2019 was $0, compared with $334,109 net cash used in financing activities for the three months ended March 31, 2018. The decrease in cash provided was due primarily to disposal of subsidiaries on November 28, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

GOING CONCERN

These financial statements have been prepared assuming that Company will continue as a going concern. As of March 31, 2019, the Company had accumulated deficits of $9,329,164 due to substantial losses. There was substantial doubt regarding the Company’s ability to continue as going concern at March 31, 2019. Refer to Note 3. GOING CONCERN UNCERTAINES of the accompanying notes to the condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 30, 2019, Mr. David Po resigned as Chief Executive Officer and President of the Company. Mr. Po will remain as the Secretary and Chairman of the Board of Director of the Company.

On March 30, 2019, Dr. Jonathan Ka Kit Tam resigned as Chief Financial Officer, Assistant Secretary and Director of the Company and Mr. Kwok Kwong Fu resigned as Chief Operating Officer and Director of the Company.

On March 30, 2019, the Company’s Board of Directors appointed Mr. Yong Seng as a Director of the Company and the Company’s Board of Directors appointed Mr. Chiea Kah Szen as President and Chief Executive Officer of the Company.

On May 1, 2019, the Company’s Board of Directors appointed Mr. Chean Chee Foong as Chief Operating Officer of the Company.

Item 6.	Exhibits

Exhibit Number	Description

(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
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

IMAGE CHAIN GROUP LIMITED, INC.
(Registrant)

Dated: May 15, 2019	/s/ Chiea Kah Szen
Chiea Kah Szen
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

