Form 10-Q
period 2019-09-30
Image Chain Group Limited, Inc.
filed 2019-11-06
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________________

Commission File Number	000-55326

IMAGE CHAIN GROUP LIMITED, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-4333787
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 501, 5F, Bonham Centre, No. 79-85, Bonham Strand, Sheung Wan, Hong Kong, S.A.R., People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

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

508,539,882 common shares issued and outstanding as of November 6, 2019.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

3

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$-	$-
Total Current assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued liabilities and other payables	$27,696	$367
Due to related party	720,460	642,063
Total Current Liabilities	748,156	642,430
Total Liabilities	748,156	642,430

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 50,000 shares authorized, issued and outstanding	50	50
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 508,539,882 and 507,070,882 issued as of September 30, 2019 and December 31, 2018, respectively	508,540	507,271
Additional paid in capital	8,124,365	5,333,834
Accumulated deficit	(9,381,111)	(6,483,585)
Treasury stock, at cost, 200,000 as of September 30, 2019 and December 31, 2018, respectively	-	-
Total Stockholders’ Deficit	(748,156)	(642,430)
Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	18,899	160,568	2,897,525	231,597
Total Operating Expenses	$18,899	$160,568	$2,897,525	$231,597

Loss Before Income Taxes	(18,899)	(160,568)	(2,897,525)	(231,597)
Provision for income taxes	-	-	-	-

Net Loss from continuing operations	$(18,899)	$(160,568)	$(2,897,525)	$(231,597)

Loss from discontinued operations
Loss from discontinued operations, net of tax	-	(168,300)	-	(698,851)
Net Loss from discontinued operations	$-	$(328,868)	$-	$(930,448)

Net Loss	$(18,899)	$(328,868)	$(2,897,525)	$(930,448)

Other Comprehensive Income
Foreign currency translation gain from discontinued operations	-	(29,678)	-	38,777
Total Comprehensive Loss	$(18,899)	$(358,546)	$(2,897,525)	$(891,671)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	508,539,882	507,270,882	508,144,772	507,270,882

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Nine months Ended September 30, 2019 and 2018

(Unaudited)

							Accumulated			Total
	Preferred Stock		Common Stock		Additional Paid in	Accumulated	other comprehensive	Treasury Stock		Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	loss	Shares	Amount	(Deficit)
Balance, December 31, 2017	50,000	$50	507,270,882	$507,271	$5,333,834	$(4,646,033)	$(390,246)	-	$-	$804,876
Foreign currency translation gain	-	-	-	-	-	-	112,149	-	-	112,149
Net loss	-	-	-	-	-	(246,666)	-	-	-	(246,666)
Balance, March 31, 2018	50,000	$50	507,270,882	$507,271	$5,333,834	$(4,892,699)	$(278,097)	-	$-	$670,359
Foreign currency translation gain	-	-	-	-	-	-	(43,694)	-	-	(43,694)
Net loss	-	-	-	-	-	(354,914)	-	-	-	(354,914)
Balance, June 30, 2018	50,000	$50	507,270,882	$507,271	$5,333,834	$(5,247,613)	$(321,791)	-	$-	$271,751
Foreign currency translation gain	-	-	-	-	-	-	(29,678)	-	-	(29,678)
Net loss	-	-	-	-	-	(328,868)	-	-	-	(328,868)
Balance, September 30, 2018	50,000	$50	507,270,882	$507,271	$5,333,834	$(5,576,481)	$(351,469)	-	$-	$(86,795)

Balance, December 31, 2018	50,000	$50	507,270,882	$507,271	$5,333,834	$(6,483,585)	$-	200,000	$-	$(642,430)
Common stocks issued for services	-	-	1,269,000	1,269	2,790,531	-	-	-	-	2,791,800
Net loss	-	-	-	-	-	(2,845,579)	-	-	-	(2,845,579)
Balance, March 31, 2019	50,000	$50	508,539,882	$508,540	$8,124,365	$(9,329,164)	$-	200,000	$-	$(696,209)
Net loss	-	-	-	-	-	(33,048)	-	-	-	(33,048)
Balance, June 30, 2019	50,000	$50	508,539,882	$508,540	$8,124,365	$(9,362,212)	$-	200,000	$-	$(729,257)
Net loss	-	-	-	-	-	(18,899)	-	-	-	(18,899)
Balance, September 30, 2019	50,000	$50	508,539,882	$508,540	$8,124,365	$(9,381,111)	$-	200,000	$-	$(748,156)

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Unaudited Consolidated Statements of Cash Flows

	For the nine months ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(2,897,525)	$(930,448)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	-	41,574
Depreciation of fixed assets	-	177,416
Salaries paid by shares	2,791,800	-
Expenses paid by related party	78,397	-
Changes in operating assets and liabilities:
Accounts receivables	-	61,506
Other receivables	-	24,641
Inventories	-	50,162
Advances and prepayments to suppliers	-	(58,508)
Accounts payables	-	241,157
Accrued liabilities and other payables	27,328	275,801
Net cash provided by operating activities	-	(116,699)

Cash flows from investing activities
Purchase of plant and equipment	-	(149,139)
Net cash used in investing activities	-	(149,139)

Cash flows from financing activities
Repayment of bank borrowings	-	(19,979)
Proceeds from related parties	-	231,230
Net cash provided by financing activities	-	211,251

Effect of foreign currency translation on cash and cash equivalents	-	6,256

Net decrease of cash and cash equivalents	-	(48,331)
Cash and cash equivalents–beginning of period	-	64,856
Cash and cash equivalents–end of period	$-	$16,525

Cash and cash equivalents - continuing operations	$-	$-
Cash and cash equivalents - discontinued operations	$-	$16,525

Supplementary cash flow information:
Interest paid	$-	$241,190
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services	$2,791,800	$-

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 26, 2019.

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

Exchange Rates	9/30/2019	12/31/2018	9/30/2018
Spot rate 1 RMB : US$ exchange rate	N/A	0.1454	0.1456
Average year 1 RMB : US$ exchange rate	N/A	0.1514	0.1531

Year end 1 HKD : US$ exchange rate	0.129	0.129	0.129
Average year 1 HKD : US$ exchange rate	0.129	0.129	0.129

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

As of September 30, 2019, the Company had an accumulated deficit of $9,381,111 and net loss of $2,897,525 and net cash used in operations of $0 for the nine months ended September 30, 2019. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through September 30, 2020 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

The following table shows the results of operations of Asia Grand Will Limited for the nine months ended September 30, 2019 and 2018 which are included in the loss from discontinued operations:

	For the nine months ended September 30,
	2019	2018

Sales	$-	$253,859
Cost of sales	-	(438,160)
Gross loss	-	(184,301)

Selling and marketing expenses	-	46,560
General and administrative expenses	-	246,990
Operating loss	-	(477,851)
Government subsidy	-	-
Interest income	-	-
Other Income	-	20,724
Interest expense	-	(148,243)
Loss before taxes	-	(605,370)
Income tax expense	-	(534)
Net loss	$-	$(605,904)

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

5. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2019, $1,029,600 services fee was paid to David Po (the Secretary and Chairman of the Board of Director) with 468,000 shares of common stock and $52,800 services fee was paid to Jonathan Ka Kit Tam (former Chief Financial Officer and Director, resigned on Mar 30, 2019) with 24,000 shares of common stock at $2.2 per share for their services provided and to be provided for the year ended December 31, 2019.

During the nine months ended September 30, 2019, David Po advanced $78,397 for operating expenses. Amounts due to Mr. Po as of September 30, 2019 and December 31, 2018, were $720,460 and $642,063, respectively.

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

During the nine months ended September 30, 2019, there were no issuances of Preferred Stock.

As of September 30, 2019 and December 31, 2018, 50,000 shares of preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 2,000,000,000 shares of common stock at a par value of $0.001.

During the nine months ended September 30, 2019, the Company has issued 1,269,000 shares of common stock to certain related and unrelated parties for their services provided and to be provided for the year ended December 31, 2019 at $2.2 per share, value of total $2,791,800 which was fully expensed in this period.

As of September 30, 2019 and December 31, 2018, 508,539,882 and 507,270,882 shares of common stock were issued, respectively.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

On June 11, 2015, the Company amended its Articles of Incorporation in order to change its name to Image Chain Group Limited, Inc. and to increase the authorized shares of Common Stock from 70,000,000 to 400,000,000. The name change was undertaken in order to more closely align with the operations of the Company’s wholly-owned subsidiary. The increase in authorized Common Stock was undertaken to allow the Company to utilize the newly available shares to raise capital.

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

Our principal executive offices are located at Room 501, 5F, Bonham Centre, No. 79-85, Bonham Strand, Sheung Wan, Hong Kong, S.A.R., People’s Republic of China. Our telephone number is (852) 3188-2700. We do not have a corporate website. Our periodic and current reports with the SEC can be obtained from the SEC website, www.sec.gov.

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

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018.

	Three months ended September 30,
	2019	2018

Revenue	-	-
Operating expenses
General and administrative expenses	18,899	160,568
Total operating expenses	18,899	160,568
Loss Before Income Taxes	(18,899)	(160,568)
Provision for Income Taxes	-	-
Net loss from continuing operations	(18,899)	(160,568)
Loss from discontinued operations
Loss from discontinued operations, net of tax	-	(168,300)
Net Loss from discontinued operations	-	(168,300)
Net Loss	(18,899)	(328,868)
Other Comprehensive Income
Foreign currency translation gain from discontinued operations	-	(29,678)
Total Comprehensive loss	(18,899)	(358,546)
Loss per share
Basic and Diluted Loss per Common Share	(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	508,539,882	507,270,882

Operating Expenses

Our general and administrative expenses decreased from $160,568 for the three months ended September 30, 2018 to $18,899 for the three months ended September 30, 2019. The decrease was mainly attributed to rental fee, legal and professional fee in 2018, which is absent in the same period in 2019.

Loss from discontinued operations

Our loss from discontinued operations decreased from $168,300 for the three months ended September 30, 2018 to $0 for the three months ended September 30, 2019. The decrease was due to disposal of subsidiaries before this period on November 28, 2018.

Other Comprehensive Income

For the three months ended September 30, 2018 we had a foreign currency loss of $29,678, compared to a foreign currency gain of $0 for the three months ended September 30, 2019. The variation in foreign currency gain or loss was tied directly to the fluctuation in value of the Renminbi and Hong Kong dollar, our functional currencies, to the US dollar, the currency used for reporting our US GAAP operating results. The decrease in the loss was due to disposal of subsidiaries before this period on November 28, 2018.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018.

	Nine months ended September 30,
	2019	2018

Revenue	-	-
Operating expenses
General and administrative expenses	2,897,525	231,597
Total operating expenses	2,897,525	231,597
Loss Before Income Taxes	(2,897,525)	(231,597)
Provision for Income Taxes	-	-
Net loss from continuing operations	(2,897,525)	(231,597)
Loss from discontinued operations
Loss from discontinued operations, net of tax	-	(698,851)
Net Loss from discontinued operations	-	(698,851)
Net Loss	(2,897,525)	(930,448)
Other Comprehensive Income
Foreign currency translation gain from discontinued operations	-	38,777
Total Comprehensive loss	(2,897,525)	(891,671)
Loss per share
Basic and Diluted Loss per Common Share	(0.01)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	508,144,772	507,270,882

Operating Expenses

Our general and administrative expenses increased from $231,597 for the nine months ended September 30, 2018 to $2,897,525 for the nine months ended September 30, 2019. The increase was mainly attributed to salaries paid by shares of $2,791,800 in this period, which is absent in the same period in 2018.

Loss from discontinued operations

Our loss from discontinued operations decreased from $698,851 for the nine months ended September 30, 2018 to $0 for the nine months ended September 30, 2019. The decrease was due to disposal of subsidiaries before this period on November 28, 2018.

Other Comprehensive Income

For the nine months ended September 30, 2018 we had a foreign currency gain of $38,777, compared to a foreign currency gain of $0 for the nine months ended September 30, 2019. The variation in foreign currency gain or loss was tied directly to the fluctuation in value of the Renminbi and Hong Kong dollar, our functional currencies, to the US dollar, the currency used for reporting our US GAAP operating results. The decrease in the gain was due to disposal of subsidiaries before this period on November 28, 2018.

Liquidity and Capital Resources

Since the inception of the Company, we have incurred significant net losses and negative cash flows from operations. During the nine months ended September 30, 2019 and the nine months ended September 30, 2018, we had net losses of $2,897,525 and $930,448, respectively. At September 30, 2019, we had an accumulated deficit of $9,381,111. As discussed in our financial statements for the nine months ended September 30, 2019, these factors raise substantial doubt about our ability to continue as a going concern.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities	$-	$(116,699)
Cash flows from investing activities	$-	$(149,139)
Cash flows from financing activities	$-	$211,251

Operating Activities

During the nine months ended September 30, 2019, operating activities provided $0 in cash, compared with net cash used $116,699 for the nine months ended September 30, 2018. The increase in cash provided was due primarily to disposal of subsidiaries on November 28, 2018.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $0, compared with $149,139 net cash used in investing activities for the nine months ended September 30, 2018. The decrease in cash provided was due primarily to disposal of subsidiaries on November 28, 2018.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $0, compared with $211,251 net cash provided by financing activities for the nine months ended September 30, 2018. The decrease in cash provided was due primarily to disposal of subsidiaries on November 28, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

GOING CONCERN

These financial statements have been prepared assuming that Company will continue as a going concern. As of September 30, 2019, the Company had accumulated deficits of $9,381,111 due to substantial losses. There was substantial doubt regarding the Company’s ability to continue as going concern at September 30, 2019. Refer to Note 3. GOING CONCERN of the accompanying notes to the condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IMAGE CHAIN GROUP LIMITED, INC.
(Registrant)

Dated: November 6, 2019	/s/ Chiea Kah Szen
Chiea Kah Szen
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

