Form 10-K
period 2019-12-31
Image Chain Group Limited, Inc.
filed 2020-02-18
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 000-55326

IMAGE CHAIN GROUP LIMITED, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-4333787
(State or other jurisdiction of incorporation or organization)	IRS Employer (Identification No.)

Room 501 – 5th Floor, Bonham Centre, No. 79-85 Bonham Strand Sheung Wan, Hong Kong, China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (852) 3188-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

Common Stock, $0.001 par value

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

The aggregate market value of the voting and non-voting common equity held by non-affiliate of the registrant as of June 30, 2019 was approximately $24,666,733 based on the closing price on June 30, 2019.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

508,539,882 common shares issued and outstanding as of February 18, 2020.

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

On May 1, 2017, upon recommendation of the Board of Directors, a majority of Image Chain’s common stockholders consented in writing to amendment of Image Chain’s Articles of Incorporation to (i) effect a reverse stock split on a 1 for 100 stock split basis from 400,000,000 authorized shares with a par value of $0.001 per share to 4,000,000 authorized shares with a par value of $0.001, and (ii) after the reverse stock split, to increase the authorized shares of Common Stock from 3,950,000 to 2,000,000,000 shares with a par value of $0.001 per share, and to decrease the authorized shares of Preferred Stock from 50,000 to zero (0). As of the date of this Report, the reverse stock split and increase in authorized shares have been completed, and the decrease in shares of Preferred Stock has not yet occurred, as a result 50,000 shares of Preferred Stock are authorized and outstanding.

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

Since the Sino-US trade war may affect the enterprises operating in China starting from 2018, the Company has gradually shifted its market target to Malaysia. It is seeking to develop business in healthy Halal food.

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

Since the Sino-US trade war may affect the enterprises operating in China starting from 2018, the Company has gradually shifted its market target to Malaysia. It is seeking to develop business in healthy Halal food.

Employees

As of the date of this Report, our officers and directors are our only employees.

Our Chief Executive Officer and Chief Operating Officer serve the Company on a part-time basis.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Our corporate headquarter is located at Room 501, 5/F, Bonham Centre, No. 79-85, Bonham Strand, Sheung Wan, Hong Kong, China, where we lease approximately 2,500 square feet of office space under a lease that expires in March 31, 2020. Our monthly lease payment for this office space is approximately $3,500. We believe the leased premise is sufficient to meet the immediate needs of our corporate headquarter. Subject to the new lease terms with landlord, or else we may find a new premise as our corporate headquarter.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets (“OTC PINK”) under the symbol “ICGL”. The Common Stock was initially quoted on the OTC PINK on January 3, 2015, however, there has been very limited trading to date, and an active trading market may never develop.

Holders

As of the date of this Report there were approximately 483 holders of record of our Common Stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.” As of the date of this Report, there are 508,539,882 shares of our Common Stock outstanding. There are no options, warrants or other securities convertible into our Common Stock, other than the 50,000 shares of our Preferred Stock currently outstanding. Our Preferred Stock currently outstanding are under contract for conversion into 50,000 shares of our Common Stock, representing a conversion basis of 1 share of Preferred Stock for 1 share of Common Stock.

Dividends

Holders of Common Stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during its fiscal years ended December 31, 2019 or 2018.

To the extent ICGL has any future earnings, it will likely retain earnings to expand corporate operations and not use such earnings to pay dividends.

Transfer Agent and Registrar

The transfer agent and registrar for ICGL’s common stock is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725, telephone 813-344-4490.

Repurchases of Our Securities

None.

Recent Sales of Unregistered Securities

All unregistered sale of equity securities were reported in a Current Report on Form 8-K filed with SEC on March 28, 2019.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2019 and 2018, which are included herein.

Our operating results for the year ended December 31, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Year ended December 31,
	2019	2018

Net revenues	-	-
Operating expenses
General and administrative expenses	2,916,205	231,598
Total operating expenses	2,916,205	231,598
Operating loss	(2,916,205)	(231,598)
Other income (expense)	-	-
Loss Before Income Taxes	(2,916,205)	(231,598)
Provision for Income Taxes	-	-
Net loss from continuing operations	(2,916,205)	(231,598)
Loss from discontinued operations
Loss from disposal of subsidiaries	-	(958,231)
Loss from discontinued operations, net of tax	-	(647,723)
Net Loss from discontinued operations	-	(1,605,954)
Net Loss	(2,916,205)	(1,837,552)
Other Comprehensive Income
Foreign currency translation gain from discontinued operations	-	21,849
Realized foreign currency translation	-	368,397
Total Comprehensive loss	(2,916,205)	(1,447,306)
Loss per share
Basic and Diluted Loss per Common Share	(0.01)	(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	508,244,361	507,270,882

Comparison of the Years ended December 31, 2019 and 2018

Net Revenues

Net revenues were $0 for the years ended December 31, 2019 and 2018. During the year ended 2018, we disposed of our tea polyphenol production and revenues related to these operations are now included as discontinued operations for 2018

Operating Expenses

Our general and administrative expenses increased from $231,598 for the year ended December 31, 2018 to $2,916,205 for the year ended December 31, 2019. The increase was mainly attributed to salaries paid by shares of $2,791,800 in this period, which was absent in the same period in 2018.

Loss from discontinued operations

For the year ended December 31, 2018, loss from discontinued operations of $1,605,954 consisted of the results of operations of the disposed subsidiaries of $647,723 and loss from disposal of subsidiaries of $958,231. There was no loss from discontinued operations for the year ended December 31, 2019.

Other Comprehensive Income

We had foreign currency translation gain from discontinued operations of $21,849 for the year ended December 31, 2018. The variation in foreign currency gain or loss was tied directly to the fluctuation in value of the Renminbi and Hong Kong dollar, our functional currencies, to the US dollar, the currency used for reporting our US GAAP operating results. For the year ended December 31, 2018, we also had realized foreign currency translation gain of $368,397 due to disposal of subsidiaries in 2018.

For the year ended December 31, 2019, we do not have any foreign currency translation gain or loss as the functional currency and reporting currency are in US dollar.

Liquidity and Capital Resources

Since the inception of our operating subsidiary Fuzhiyuan Biotechnology in 2013, we have incurred significant net losses and negative cash flows from operations. During the years ended December 31, 2018 and 2019, we had net losses of $1,837,552 and $2,916,205, respectively. At December 31, 2019, we had an accumulated deficit of $9,399,790 and amounts due to related parties of $727,664. As discussed in our audit report for the year ended December 31, 2019, these factors raise substantial doubt about our ability to continue as a going concern.

As at December 31, 2019, we had cash and cash equivalents of $0. To date, we have financed our operations principally through borrowings from our related parties. Depending on our future operational results, we may need to conduct one or more equity or debt financings within the next 12 months.

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

Related Party Loans

See the section of this Report titled “Certain Relationships and Related Transactions” for a discussion of our operating capital from our related parties. These unsecured loans do not bear interest or fixed dates for repayment.

Operating Activities

During the year ended December 31, 2019, net cash used in operating activities used was $0, a decrease from $111,734 net cash used in operating activities for the year ended December 31, 2018. The decrease in cash used was due primarily to disposal of subsidiaries on November 28, 2018.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was $0, compared to $163,779 net cash used in investing activities for the year ended December 31, 2018. The decrease in cash used was due primarily to disposal of subsidiaries on November 28, 2018.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 of $0, compared to $211,478 net cash provided by financing activities for the year ended December 31, 2018. The decrease in cash provided was due primarily to disposal of subsidiaries on November 28, 2018.

Off-Balance Sheet Arrangements

During the years ended December 31, 2019 and 2018, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The disclosure with respect to the change in our accountants required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2020. As previously disclosed, there were no disagreements or any reportable events to disclose.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Commission. Chiea Kah Szen, our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining our disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2019, these disclosure controls and procedures were not effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management have concluded that our internal control over financial reporting was not effective as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:

As of the date of this Report, our Board of Directors consists of two members. The Company has two officers.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Chiea Kah Szen	President and Chief Executive Officer	48	March 30, 2019
Chean Chee Foong	Chief Operating Officer	39	May 1, 2019
Yong Seng Yip	Director	47	March 30, 2019
David Po	Treasurer, Secretary, Director	58	May 1, 2017
Jonathan Ka Kit Tam	Chief Financial Officer, Assistant Secretary, Director	48	August 6, 2017 (resigned on March 30, 2019)
Kwok Kwong Fu	Chief Operating Officer and Director	66	July 17, 2018 (resigned on March 30, 2019)

Chiea Kah Szen - President and Chief Executive Officer

Mr. Chiea earns his degree in business administration with major in management and marketing from the Binary University in Malaysia in 1995.

Mr. Chiea is the Group Managing Director and Deputy Executive Chairman of Mahiez Alliance Group (M) Bhd since 2012. Mahiez Alliance Group (M) Bhd is the founder of “Global Halal Initiative” focusing on SMEs products export to China, Japan and the rest of the world. Mr. Chiea is responsible for the research and to understand thoroughly business trends, market needs, market demands, market challenges and bilateral trade policies in China, Southeast Asia, Central Asia and Middle East. Mr. Chiea operates autonomously in all facets of business such as strategic planning, operations, company positioning, business growth, financial management, managerial tasks and business acumen. Mr. Chiea oversees and maintains company standard operating procedures including business relations, performances and communication. Mr. Chiea identifies all business opportunities and execute plans strategically and presents to public at events and trade shows to expand business networks and build relationship.

With over 20 years of experience in managing companies and strategizing company objectives, business models and business plans, the Company believes Mr. Chiea’s extensive experience can help to identify business opportunities and analyze market gap in the industry.

Chean Chee Foong – Chief Operating Officer

Mr. Chean studied Computing and Information Technology with specialism in Business Information Systems at Asia Pacific University of Technology and Innovation (APU) in association with Staffordshire University in year 2000. With Advanced Diploma, he began his career and since then he gains his knowledge and position by experiences.

Mr. Chean has been the Chief Executive Officer of Mahiez Alliance Group (M) Bhd since 2012, co-founding the “Global Halal Initiative” that focus on SME products export to China and beyond. He leds the company operations and strategize the company direction from bottom-line factors including long-range planning, company product and services management and business development. He is responsible to oversee and maintain standard operating procedures including business relations, performances and communication. Mr. Chean provides cross-functional management with board of directors, stakeholders and subsidiary companies including strategic partners, associates and counterparts in China. He identifies all the business opportunities and strategically execute the planning with his team.

As an all-rounder with 18 years of working experience and managerial skills in multi-industries, the Company believes Mr. Chean is capable to identify business opportunities, designing business model and initiate the strategic planning in the industry.

Yong Seng Yip - Director

Mr. Yong earns his diploma in electronic & electrical engineering from the Jaya Diri Institute Technology in Malaysia in 1992.

Mr. Yong is Chairman and CEO of Fung Yuan Resources Sdn Bhd since 2016. Fung Yuan Resources Sdn Bhd is a company with business in cultivating of seaweed and manufacturing seaweed enzyme. Mr. Yong is responsible for the corporate finance and marketing development of the company and continue to seek for the expansion opportunities in different countries. Mr. Yong is also the Chairman and CEO of Pearl Concept Ltd since 2009. Pearl Concept Ltd is a company with mining business in Papua New Guinea. Mr. Yong is responsible for the projects management and internal control of the company.

Apart from the above, Mr. Yong acts as non-executive president of Malaysia-China Chamber of Entrepreneur in Kuala Lumpur while at the same time is also holding the position as the Non-Executive Chairman of Mahiez Alliance Group (M) Bhd.

The Company believes Mr. Yong’s extensive experience in the corporate finance and marketing will assist the fund raising and improve the Company’s financial capital and branding in the industry.

David Po - Treasurer, Secretary and Director

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2019, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms

David Po(1)	0	0	1
Qiu Peng(1)	0	0	1

(1)	The insider has not filed a Form 4, Statement of Changes in Beneficial Ownership of Securities.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2019 and 2018; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Chiea Kah Szen (1)	2019	-	-	-	-	-	-	-	-
President and CEO	2018	-	-	-	-	-	-	-	-
Chean Chee Foong(2)	2019	-	-	-	-	-	-	-	-
COO	2018	-	-	-	-	-	-	-	-
David Po(3)	2019	-	-	-	-	-	-	-	-
Treasurer, Secretary and Director	2018	-	-	-	-	-	-	-	-
Jonathan Ka Kit Tam(4)	2019	-	-	-	-	-	-	-	-
CFO, Assistant Secretary and Director	2018	-	-	-	-	-	-	-	-
Kwok Kong Fu(5)	2019	-	-	-	-	-	-	-	-
COO and Director	2018	-	-	-	-	-	-	-	-

(1)	Mr. Chiea Kah Szen was appointed as CEO and President on March 30, 2019
(2)	Mr. Chean Chee Foong was appointed COO on May 1, 2019.
(3)	Mr. David Po resigned as CEO and President on March 30, 2019. But he remains as Treasurer, Secretary and Director.
(4)	Dr. Jonathan Ka Kit Tam resigned as CFO, Assistant Secretary and Director on March 30, 2019.
(5)	Mr. Kwok Kong Fu resigned as COO and Director on March 30, 2019.

Stock option plan

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Outstanding Equity Awards at Fiscal Year End

The company has not issued equity awards as below during fiscal years 2019 and 2018.

Director’s Compensation

Name	Fee earned or paid in cash	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
David Po(1)
-2019	-	$1,029,600	-	-	-	-	$1,029,600
-2018	-	-	-	-	-	-	-
Yong Seng Yip(2)
-2019	-	-	-	-	-	-	-
-2018	-	-	-	-	-	-	-
Jonathan Ka Kit Tam(3)
-2019	-	$52,800	-	-	-	-	$52,800
-2018	-	-	-	-	-	-	-
Kwok Kwong Fu(4)
-2019	-	-	-	-	-	-	-
-2018	-	-	-	-	-	-	-

(1)	Mr. David Po resigned as CEO and President on March 30, 2019. But he remains as Treasurer, Secretary and Director.
(2)	Mr. Yong Seng Yip was appointed as Director on March 30, 2019
(3)	Dr. Jonathan Ka Kit resigned as CFO, Assistant Secretary and Director on March 30, 2019.
(4)	Mr. Kwok Kong Fu resigned as COO and Director on March 30, 2019.

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities. Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. As of the date hereof, we had 508,539,882 shares of Common Stock issued and outstanding, including 50,000 shares of Preferred Stock under contract for exchange into Common Stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The Company does not maintain any equity compensation plans.

	Number of Shares of
	Common Stock	Percentage
Name of Beneficial Owner(1)	Beneficially Owned	of Class
Chiea Kah Szen (i)	-	*
Chean Chee Foong (i)	-	*
Yong Seng Yip (i)	-	*
David Po (i)	514,800	*
Qiu Peng (iii)	105,800,000	20.80%
Li Mingguang (iii)	128,000,000	25.17%
Pisces Star Overseas Co. Ltd (iii)	30,000,000	5.9%
All Directors and Officers as a Group (4 persons)(ii)	514,800	*

* Less than 1%.

(1) In care of Image Chain Group Limited, Inc., Room 501, 5/F, Bonham Centre, No. 79-85, Bonham Strand, Sheung Wan, Hong Kong, China

Change in Control Arrangements

As of December 31, 2019, there are no arrangements that would result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

Related parties’ relationships are as follows:

David Po	Director and a shareholder of the Company
Jonathan Ka Kit Tam	Former CFO and Director of the Company

During the year ended December 31, 2019, $1,029,600 services fee was paid to David Po (the Treasurer, Secretary and Chairman of the Board of Director) with 468,000 shares of common stock and $52,800 services fee was paid to Jonathan Ka Kit Tam (former Chief Financial Officer and Director, resigned on March 30, 2019) with 24,000 shares of common stock at $2.2 per share for their services provided and to be provided for the year ended December 31, 2019.

During the year ended December 31, 2019, David Po advanced $85,601 for operating expenses. Amounts due to Mr. Po as of December 31, 2019 and December 31, 2018, were $727,664 and $642,063, respectively.

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

Office Lease

Our corporate headquarter is located at Room 501, 5/F, Bonham Centre, No. 79-85, Bonham Strand, Sheung Wan, Hong Kong, China, where we lease approximately 2,500 square feet of office space under a lease that expires in March 31, 2020. Our monthly lease payment for this office space is approximately $3,500. We believe the leased premise is sufficient to meet the immediate needs of our corporate headquarter. Subject to the new lease terms with landlord, or else we may find a new premise as our corporate headquarter.

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

Consistent with these considerations, and considering their positions as executive officers and recent employees of the Company. Our board operates with 2 directors, we have determined that none of our directors qualifies as an independent director. We do not maintain a compensation, nominating or audit committee.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended December 31, 2019 and 2018. On January 20, 2020, we have engaged Zia Masood Kiani & Co. (“ZMK”) as its principal accountant and dismissed BF Borgers CPA PC (“Borgers”) from that role. The change in the Company’s principal accountant was approved by our board of directors. The accounting fees and services charged by ZMK and Borgers for 2019 and 2018 are shown separately in the following two tables.

Zia Masood Kiani & Co.

Accounting Fees and Services

	2019	2018
Audit Fees	$3,935	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$3,935	$-

BF Borgers CPA PC

Accounting Fees and Services

	2019	2018
Audit Fees	$20,000	$95,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$20,000	$95,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) The following documents are filed as part of this Report on Form 10-K:

1. Financial Statements

2. Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3. The following exhibits are filed as part of this Report on Form 10-K

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation (ii) Bylaws
3.1	Articles of Incorporation	S-1	3.1	05/02/2014
3.2	By-laws	S-1	3.2	05/02/2014
3.3	Certificate of Amendment	8-K	3.1	06/12/2015
3.4	Certificate of Correction of the Articles of Incorporation	8-K	3.1	02/14/2017
3.5	Certificate of Change	8-K/A	3.4	12/28/2017
(14)	Code of Ethics
14.1	Code of Ethics	S-1	14.1	05/02/2014
(21)	Subsidiaries of the Registrant
21.1*	Subsidiaries of the Registrant
(31)	Rule 13a-14 (d)/15d-14(d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE CHAIN GROUP LIMITED, INC.
(Registrant)

Dated: February 18, 2020	/s/ Chiea Kah Szen
Chiea Kah Szen
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Image Chain Group Limited Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Image Chain Group Limited Inc. (“the Company”) as of December 31, 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows, and the related notes (collectively referred to as the “financial statements”). In our opinion, the 2019 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of December 31, 2018, were audited by other auditors whose report dated March 25, 2019, expressed an unqualified opinion on those statements.

Material Uncertainty Relating to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Zia Masood Kiani & Co.

Zia Masood Kiani & Co.

(Chartered Accountants)

We have served as the Company’s auditor since 2020.

Islamabad, Pakistan

Date: February 14, 2020

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

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company’s auditor since 2018

Lakewood, CO

March 25, 2019

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$-	$-
Total Current assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued liabilities and other payables	$39,171	$367
Due to related party	727,664	642,063
Total Current Liabilities	766,835	642,430
Total Liabilities	766,835	642,430

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 50,000 shares authorized, issued and outstanding	50	50
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 508,539,882 and 507,270,882 issued as of December 31, 2019 and December 31, 2018, respectively	508,540	507,271
Additional paid in capital	8,124,365	5,333,834
Accumulated deficit	(9,399,790)	(6,483,585)
Total Stockholders’ Deficit	(766,835)	(642,430)
Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to the consolidated financial statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Operations and Comprehensive Loss

	For the years ended
	December 31,
	2019	2018

Revenue	$-	$-

Operating Expenses
General and administrative expenses	2,916,205	231,598
Total Operating Expenses	2,916,205	231,598

Loss Before Income Taxes	(2,916,205)	(231,598)
Provision for income taxes	-	-

Net Loss from continuing operations	$(2,916,205)	$(231,598)

Loss from discontinued operations
Loss from disposal of subsidiaries	-	(958,231)
Loss from discontinued operations, net of tax	-	(647,723)
Net Loss from discontinued operations	-	(1,605,954)

Net Loss	(2,916,205)	(1,837,552)

Other Comprehensive Income
Foreign currency translation gain from discontinued operations	-	21,849
Realized foreign currency translation	-	368,397
Total Comprehensive Loss	$(2,916,205)	$(1,447,306)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	$508,244,361	$507,270,882

See accompanying notes to the consolidated financial statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2019 and 2018

							Accumulated			Total
	Preferred Stock		Common Stock		Additional Paid in	Accumulated	other comprehensive	Treasury Stock		Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	loss	Shares	Amount	(Deficit)
Balance, December 31, 2017	50,000	$50	507,270,882	$507,271	$5,333,834	$(4,646,033)	$(390,246)	-	$-	$804,876
Realization upon disposal of subsidiaries	-	-	-	-	-	-	368,397	-	-	368,397
Treasury stock purchases	-	-	(200,000)	-	-	-	-	200,000	-	-
Foreign currency translation gain	-	-	-	-	-	-	21,849	-	-	21,849
Net loss	-	-	-	-	-	(1,837,552)	-	-	-	(1,837,552)
Balance, December 31, 2018	50,000	$50	507,070,882	$507,271	$5,333,834	$(6,483,585)	$-	200,000	$-	$(642,430)
Common stocks issued for services	-	-	1,269,000	1,269	2,790,531	-	-	-	-	2,791,800
Net loss	-	-	-	-	-	(2,916,205)	-	-	-	(2,916,205)
Balance, December 31, 2019	50,000	$50	508,339,882	$508,540	$8,124,365	$(9,399,790)	$-	200,000	$-	$(766,835)

See accompanying notes to the consolidated financial statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(2,916,205)	$(1,837,552)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	-	50,236
Depreciation of fixed assets	-	221,226
Loss on disposal of subsidiaries	-	958,231
Salaries paid by shares	2,791,800	-
Expenses paid by related party	85,601	-
Changes in operating assets and liabilities:
Accounts receivables	-	85,170
Inventories	-	49,593
Advances and prepayments to suppliers	-	(57,844)
Accounts payables	-	238,422
Accrued liabilities and other payables	38,804	180,784
Net cash used in operating activities	-	(111,734)

Cash flows from investing activities
Disposal of subsidiary	-	(16,332)
Purchase of plant and equipment	-	(147,447)
Net cash used in investing activities	-	(163,779)

Cash flows from financing activities
Repayment of bank borrowings	-	(19,752)
Proceeds from related parties	-	231,230
Net cash provided by financing activities	-	211,478

Effect of foreign currency translation on cash and cash equivalents	-	(821)

Net decrease of cash and cash equivalents	-	(64,856)
Cash and cash equivalents–beginning of period	-	64,856
Cash and cash equivalents–end of period	$-	$-

Supplementary cash flow information:
Interest paid	$-	$146,070
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services	$2,791,800	$-

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

Effective May 1, 2017, the Company increased the authorized shares of Common Stock from 3,950,000 to 2,000,000,000 shares with a par value of $0.001 per share, and to decrease the authorized shares of Preferred Stock from 50,000 to zero (0). As of the date of this Report, the decrease in shares of Preferred Stock has not yet occurred.

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

Stock-Based Compensation

The Company accounts for stock-based compensation for employees and directors in accordance with ASC 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). For an award that is fully vested on the grant date, all compensation cost would be recognized on the grant date.

The fair value of the Company’s common stock awards as of the grant date is determined using the observable market price (i.e. closing price) of the Company’s common stock as of the grant date.

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASU 2018-07.

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

For the years ended December 31, 2019 and 2018, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2019, the Company did not have any significant unrecognized uncertain tax positions.

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●	Level 2: Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

●	Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Commitments and contingencies

The Company follows ASC 440 & ASC 450, subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies and commitments respectively. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Exchange Rates	12/31/2019	12/31/2018
Spot rate 1 RMB : US$ exchange rate	N/A	0.1454
Average year 1 RMB : US$ exchange rate	N/A	0.1514

Year end 1 HKD : US$ exchange rate	0.129	0.129
Average year 1 HKD : US$ exchange rate	0.129	0.129

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Treasury Stock

The Company records treasury stock at cost.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended December 31, 2019 and 2018, the Company did not have any potentially dilutive securities outstanding.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. However, there are no material or significant rearrangements or reclassification made during the year.

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

As of December 31, 2019, the Company had an accumulated deficit of $9,399,790 and net loss of $2,916,205 and net cash used in operations of $0 for the year ended December 31, 2019. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through December 31, 2020 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. The Company may raise additional capital through the sale of its equity securities, or through borrowings from financial institutions and related parties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

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

The following table shows the results of operations of Asia Grand Will Limited for the years ended December 31, 2019 and 2018 which are included in the loss from discontinued operations:

	Years Ended December 31,
	2019	2018

Sales	$-	$250,980
Cost of sales	-	433,190
Gross loss	-	(182,210)
Selling and marketing expenses	-	46,032
General and administrative expenses	-	292,880
Operating loss	-	(521,123)
Government subsidy	-	20,539
Interest income	-	-
Other expenses	-	(50)
Interest expense	-	(146,562)
Loss before taxes	-	(647,196)
Income tax expense	-	(528)
Net loss	$-	$(647,724)

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

5. INCOME TAXES

The Company operates in the United States and its wholly-owned subsidiaries operate in British Virgin Islands (“BVI”) and files tax returns in these jurisdictions.

Loss from continuing operations before income tax expense (benefit) is as follows:

	For the Years Ended
	December 31,
	2019	2018
Loss attributed to United States	$(2,916,205)	$(231,597)
Loss attributed to discontinued and foreign operations	-	(1,605,427)
Loss before income taxes	$(2,916,205)	$(1,837,024)

The expense (benefit) for income taxes from continuing operations consists of the following components:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets as of December 31, 2019 and 2018 from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2019, the operations in the United States of America incurred $3,553,861 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance of approximately $746,311 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Islands

Under the laws of British Virgin Islands, the Company is not subject to income taxes.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Deferred tax assets:
NOL carryforwards
United States	$746,311	$647,475
Foreign	-	-
Foreign – discontinued operations	-	1,121,965
Change in valuation allowance	(746,311)	(1,769,440)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $746,311 as of December 31, 2019. For the year ended December 31, 2019, the valuation allowance decreased by $1,023,129, primarily relating to net operating loss carryforwards from the discontinued operations.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2013.

6. RELATED PARTY TRANSACTIONS

Related parties’ relationships are as follows:

David Po	Director and a shareholder of the Company
Jonathan Ka Kit Tam	Former CFO and Director of the Company

During the year ended December 31, 2019, $1,029,600 services fee was paid to David Po (the Treasurer, Secretary and Chairman of the Board of Director) with 468,000 shares of common stock and $52,800 services fee was paid to Jonathan Ka Kit Tam (former Chief Financial Officer and Director, resigned on March 30, 2019) with 24,000 shares of common stock at $2.2 per share for their services provided and to be provided for the year ended December 31, 2019.

During the year ended December 31, 2019, David Po advanced $85,601 for operating expenses. Amounts due to Mr. Po as of December 31, 2019 and December 31, 2018, were $727,664 and $642,063, respectively.

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

7. STOCKHOLDERS’ (DEFICIT)

Preferred Stock

The Company is authorized to issue 50,000 shares, with a stated par value of $0.001 per share with such powers, preferences, rights and restrictions which shall be determined by the Corporation’s Board of Directors in its sole discretion, and which designations and issuances shall not require the approval of the shareholders of the Corporation.

During the year ended December 31, 2019, there were no issuances of Preferred Stock.

As of December 31, 2019 and 2018, 50,000 shares of preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 2,000,000,000 shares of common stock at a par value of $0.001.

Under the fair value recognition provisions of ASC 718-10, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. When the awards are fully vested on the grant date, all compensation cost would be recognized on the grant date.

During the year ended December 31, 2019, the Company has issued 1,269,000 shares of common stock to certain related and unrelated parties for their services provided and to be provided for the year ended December 31, 2019 at $2.2 per share (closing price as of the grant date), value of total $2,791,800 which was fully vested and expensed in this period.

As of December 31, 2019 and 2018, 508,539,882 and 507,270,882 shares of common stock were issued, respectively.

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

