Form 10-Q
period 2020-06-30
Image Chain Group Limited, Inc.
filed 2020-08-07
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________________

Commission File Number	000-55326

IMAGE CHAIN GROUP LIMITED, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-4333787
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 501 – 5th Floor, Bonham Centre, No. 79-85 Bonham Strand Sheung Wan, Hong Kong, China	N/A
(Address of principal executive offices)	(Zip Code)

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

508,539,882 common shares issued and outstanding as of August 7, 2020.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

3

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$-	$-
Total Current assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued liabilities and other payables	$67,772	$39,171
Due to related party	731,273	727,664
Total Current Liabilities	799,045	766,835
Total Liabilities	799,045	766,835

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 50,000 shares authorized, issued and outstanding	50	50
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 508,539,882 and 508,539,882 issued as of June 30, 2020 and December 31, 2019, respectively	508,540	508,540
Additional paid in capital	8,124,365	8,124,365
Accumulated deficit	(9,432,000)	(9,399,790)
Total Stockholders’ Deficit	(799,045)	(766,835)
Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	2,836	33,048	32,210	2,878,627
Total Operating Expenses	$2,836	$33,048	$32,210	$2,878,627

Loss Before Income Taxes	(2,836)	(33,048)	(32,210)	(2,878,627)
Provision for income taxes	-	-	-	-

Net Loss from continuing operations	$(2,836)	$(33,048)	$(32,210)	$(2,878,627)

Other Comprehensive Income
Foreign currency translation	-	-	-	-
Total Comprehensive Loss	$(2,836)	$(33,048)	$(32,210)	$(2,878,627)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	508,539,882	508,539,882	508,539,882	507,943,943

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

							Accumulated			Total
	Preferred Stock		Common Stock		Additional Paid in	Accumulated	other comprehensive	Treasury Stock		Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	loss	Shares	Amount	(Deficit)
Balance, December 31, 2018	50,000	$50	507,070,882	$507,271	$5,333,834	$(6,483,585)	$-	200,000	$-	$(642,430)
Common stocks issued for services	-	-	1,269,000	1,269	2,790,531	-	-	-	-	2,791,800
Net loss	-	-	-	-	-	(2,845,579)	-	-	-	(2,845,579)
Balance, March 31, 2019	50,000	$50	508,339,882	$508,540	$8,124,365	$(9,329,164)	$-	200,000	$-	$(696,209)
Net loss	-	-	-	-	-	(33,048)	-	-	-	(33,048)
Balance, June 30, 2019	50,000	$50	508,339,882	$508,540	$8,124,365	$(9,362,212)	$-	200,000	$-	$(729,257)

Balance, December 31, 2019	50,000	$50	508,339,882	$508,540	$8,124,365	$(9,399,790)	$-	200,000	$-	$(766,835)
Net loss	-	-	-	-	-	(29,374)	-	-	-	(29,374)
Balance, March 31, 2020	50,000	$50	508,339,882	$508,540	$8,124,365	$(9,429,164)	$-	200,000	$-	$(796,209)
Net loss	-	-	-	-	-	(2,836)	-	-	-	(2,836)
Balance, June 30, 2020	50,000	$50	508,339,882	$508,540	$8,124,365	$(9,432,000)	$-	200,000	$-	$(799,045)

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Unaudited Consolidated Statements of Cash Flows

	For the six months ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(32,210)	$(2,878,627)
Adjustments to reconcile net loss to net cash provided by operating activities:
Salaries paid by shares	-	2,791,800
Expenses paid by related party	3,609	75,131
Changes in operating assets and liabilities:
Accrued liabilities and other payables	28,601	11,696
Net cash provided by operating activities	-	-

Effect of foreign currency translation on cash and cash equivalents	-	-

Net decrease of cash and cash equivalents	-	-
Cash and cash equivalents–beginning of period	-	-
Cash and cash equivalents–end of period	$-	$-

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services	$-	$2,791,800

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2019 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on February 18, 2020.

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

For the periods ended June 30, 2020 and 2019, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2020, the Company did not have any significant unrecognized uncertain tax positions.

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the periods ended June 30, 2020 and 2019, the Company did not have any potentially dilutive securities outstanding.

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

As of June 30, 2020, the Company had an accumulated deficit of $9,432,000 and net loss of $32,210 and net cash used in operations of $0 for the period ended June 30, 2020. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through December 31, 2020 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Loss from continuing operations before income tax expense (benefit) is as follows:

	For the Periods Ended
	June 30,
	2020	2019
Loss attributed to United States	$(32,210)	$(2,878,627)
Loss attributed to foreign operations	-	-
Loss before income taxes	$(32,210)	$(2,878,627)

The expense (benefit) for income taxes from continuing operations consists of the following components:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of June 30, 2020, the operations in the United States of America incurred $3,586,070 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance of approximately $753,075 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Islands

Under the laws of British Virgin Islands, the Company is not subject to income taxes.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020	December 31, 2019
Deferred tax assets:
NOL carryforwards
United States	$753,075	$746,311
Foreign operations	-	-
Change in valuation allowance	(753,075)	(746,311)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $753,075 as of June 30, 2020. For the period ended June 30, 2020, the valuation allowance increased by $6,764, primarily relating to net operating loss carryforwards.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2013.

5. RELATED PARTY TRANSACTIONS

Related parties’ relationships are as follows:

David Po	Director and a shareholder of the Company

During the period ended June 30, 2020, David Po advanced $3,609 for operating expenses. Amounts due to Mr. Po as of June 30, 2020 and December 31, 2019, were $731,273 and $727,664, respectively.

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

During the six months ended June 30, 2020, there were no issuances of Preferred Stock.

As of June 30, 2020 and December 31, 2019, 50,000 shares of preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 2,000,000,000 shares of common stock at a par value of $0.001.

During the six months ended June 30, 2020, there were no issuances of Common Stock.

As of June 30, 2020 and December 31, 2019, 508,539,882 shares of common stock were issued and outstanding.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

COVID-19 Outbreak

It is worth highlighting that, on March 16, 2020, Malaysia Prime Minister announced the implementation of Movement Control Order (“MCO”) under Control of Infectious Diseases Act 1988 and the Police Act 1967 to contain the spread of coronavirus disease 2019 (“COVID-19”). Pursuant to the declaration, initial phase of the MCO effectively take place from March 18, 2020 to March 31, 2020 for a period of 14 days, and subsequently extended to May 12, 2020 with three 14-day MCO extensions declared by Malaysia Prime Minister.

Pursuant to the MCO, all government and private premises except those involved in essential supply of goods and services such as water, electricity, energy, telecommunications, postal, transportation, irrigation, oil, gas, fuel, lubricants, broadcasting, finance, banking, health, pharmacy, fire, prison, port, airport, safety, defense, cleaning, retail and food supply should be closed.

On May 1, 2020, Malaysia Prime Minister announced that Conditional Movement Control Order (“CMCO”), a relaxation of MCO will replaced existing MCO on May 4, 2020 onwards and scheduled to expire on original 4th MCO expiration date, May 12, 2020. On May 10, 2020, Malaysia Prime Minister announced that the CMCO will be extended for a period of 4 weeks from May 13, 2020 until June 9, 2020.

Pursuant to CMCO, most economic sectors and activities are allowed to operate while observing the business standard operation procedures such as in our case social distancing and recording the names and telephone numbers of customers and the dates of their visit.

On June 7, 2020, Malaysia Prime Minister announced that Recovery Movement Control Order (“RMCO”) would take place from June 10, 2020 to August 31, 2020, while preserving previous allowable economic activity, interstate travelling is now permissible.

During the MCO, CMCO and RMCO period, we have minimized the operations and have stopped to seek new business opportunities with established business entities for merger with or acquisition of a target business. We expect the business activities will be resumed gradually.

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019.

	Three months ended June 30,
	2020	2019

Revenue	-	-
Operating expenses
General and administrative expenses	2,836	33,048
Total operating expenses	2,836	33,048
Loss Before Income Taxes	(2,836)	(33,048)
Provision for Income Taxes	-	-
Net Loss	(2,836)	(33,048)
Other Comprehensive Income
Foreign currency translation gain	-	-
Total Comprehensive loss	(2,836)	(33,048)
Loss per share
Basic and Diluted Loss per Common Share	(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	508,539,882	508,539,882

Operating Expenses

Our general and administrative expenses decreased from $33,048 for the three months ended June 30, 2019 to $2,836 for the three months ended June 30, 2020. The decrease was mainly attributed to minimize of operations in 2020, due to the COVID-19 pandemic.

Net Loss

Our net loss decreased from $33,048 for the three months ended June 30, 2019 to $2,836 for the three months ended June 30, 2020. The decrease was mainly attributed to minimize of operations in 2020, due to the COVID-19 pandemic.

Six months ended June 30, 2020 compared to six months ended June 30, 2019.

	Six months ended June 30,
	2020	2019

Revenue	-	-
Operating expenses
General and administrative expenses	32,210	2,878,627
Total operating expenses	32,210	2,878,627
Loss Before Income Taxes	(32,210)	(2,878,627)
Provision for Income Taxes	-	-
Net Loss	(32,210)	(2,878,627)
Other Comprehensive Income
Foreign currency translation gain	-	-
Total Comprehensive loss	(32,210)	(2,878,627)
Loss per share
Basic and Diluted Loss per Common Share	(0.00)	(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	508,539,882	507,943,943

Operating Expenses

Our general and administrative expenses decreased from $2,878,627 for the six months ended June 30, 2019 to $32,210 for the six months ended June 30, 2020. The decrease was mainly attributed to minimize of operations in 2020, due to the COVID-19 pandemic.

Net Loss

Our net loss decreased from $2,878,627 for the six months ended June 30, 2019 to $32,210 for the six months ended June 30, 2020. The decrease was mainly attributed to minimize of operations in 2020, due to the COVID-19 pandemic.

Liquidity and Capital Resources

Since the inception of the Company, we have incurred significant net losses and negative cash flows from operations. During the six months ended June 30, 2020 and the six months ended June 30, 2019, we had net losses of $32,210 and $2,878,627, respectively. As of June 30, 2020, we had an accumulated deficit of $9,432,000. As discussed in our financial statements for the six months ended June 30, 2020, these factors raise substantial doubt about our ability to continue as a going concern.

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

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2020 and 2019 were $0.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 and 2019 were $0.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 and 2019 were $0.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

GOING CONCERN

These financial statements have been prepared assuming that Company will continue as a going concern. As of June 30, 2020, the Company had accumulated deficits of $9,432,000 due to substantial losses. There was substantial doubt regarding the Company’s ability to continue as going concern as of June 30, 2020. Refer to Note 3. GOING CONCERN of the accompanying notes to the condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

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

IMAGE CHAIN GROUP LIMITED, INC.
(Registrant)

Dated: August 7, 2020	/s/ Chiea Kah Szen
Chiea Kah Szen
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

