Form 10-K
period 2020-12-31
Image Chain Group Limited, Inc.
filed 2021-03-31
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

508,539,882 common shares issued and outstanding as of March 31, 2021.

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

On June 7, 2020, Malaysia Prime Minister announced that Recovery Movement Control Order (“RMCO”) would take place from June 10, 2020 to August 31, 2020, while preserving previous allowable economic activity, interstate travelling is now permissible. On August 28, 2020, Malaysia Prime Minister announced the extension of the RMCO by a further 4 months until 31 December, 2020.

On October 14, 2020, the National Security Council announced that Selangor, Kuala Lumpur and Putrajaya will be placed under CMCO for a period of 14 days to October 27, 2020.

On January 1, 2021, RMCO has been extended until March 31, 2021, following the risk assessment conducted by the Ministry of Health of Malaysia.

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

Our Chief Executive Officer and Chief Operating Officer serve the Company on a part-time basis.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Our corporate headquarter is located at No. 6, 6-1, 6-2, Jalan BS 10/6, Taman Bukit Serdang, 43300 Seri Kembangan, Selangor, Malaysia, which is provided to us rent free by our Chief Executive Officer.

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

Dividends

Holders of Common Stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during its fiscal years ended December 31, 2020 or 2019.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2020 and 2019, which are included herein.

Our operating results for the year ended December 31, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Year ended December 31,
	2020	2019

Net revenues	-	-
Operating expenses
General and administrative expenses	42,867	2,916,205
Total operating expenses	42,867	2,916,205
Loss Before Income Taxes	(42,867)	(2,916,205)
Provision for Income Taxes	-	-
Net Loss	(42,867)	(2,916,205)
Other Comprehensive Income
Foreign currency translation	-	-
Total Comprehensive loss	(42,867)	(2,916,205)
Loss per share
Basic and Diluted Loss per Common Share	(0.00)	(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	508,539,882	508,244,361

Comparison of the Years ended December 31, 2020 and 2019

Net Revenues

Net revenues were $0 for the years ended December 31, 2020 and 2019.

Operating Expenses

Our general and administrative expenses decreased from $2,916,205 for the year ended December 31, 2019 to $42,867 for the year ended December 31, 2020. The decrease was mainly attributed to minimize of operations in 2020, due to the COVID-19 pandemic.

Net Loss

Our net loss decreased from $2,916,205 for the year ended December 31, 2019 to $42,867 for the year ended December 31, 2020. The decrease was mainly attributed to minimize of operations in 2020, due to the COVID-19 pandemic.

Liquidity and Capital Resources

Since the inception of the Company, we have incurred significant net losses and negative cash flows from operations. During the years ended December 31, 2020 and 2019, we had net losses of $42,867 and $2,916,205, respectively. As of December 31, 2020, we had an accumulated deficit of $9,442,657. As discussed in our financial statements for the year ended December 31, 2020, these factors raise substantial doubt about our ability to continue as a going concern.

As at December 31, 2020, we had cash and cash equivalents of $0. To date, we have financed our operations principally through borrowings from our related parties. Depending on our future operational results, we may need to conduct one or more equity or debt financings within the next 12 months.

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

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2020 and 2019 were $0.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 and 2019 were $0.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 and 2019 were $0.

Off-Balance Sheet Arrangements

During the years ended December 31, 2020 and 2019, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

None.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2020, these disclosure controls and procedures were not effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management have concluded that our internal control over financial reporting was not effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:

As of the date of this Report, our Board of Directors consists of one member. The Company has two officers.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Chiea Kah Szen	President and Chief Executive Officer	49	March 30, 2019
Chean Chee Foong	Chief Operating Officer	40	May 1, 2019
David Po	Treasurer, Secretary, Director	59	May 1, 2017
Yong Seng Yip	Director	48	March 30, 2019 (resigned on April 1, 2020)

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons. We believe that, during the fiscal year ended December 31, 2020, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2020 and 2019; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2020 and 2019, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Chiea Kah Szen (1)	2020	-	-	-	-	-	-	-	-
President and CEO	2019	-	-	-	-	-	-	-	-

Chean Chee Foong(2)	2020	-	-	-	-	-	-	-	-
COO	2019	-	-	-	-	-	-	-	-

David Po(3)	2020	-	-	-	-	-	-	-	-
Treasurer, Secretary and Director	2019	-	-	-	-	-	-	-	-

(1)	Mr. Chiea Kah Szen was appointed as CEO and President on March 30, 2019
(2)	Mr. Chean Chee Foong was appointed COO on May 1, 2019.
(3)	Mr. David Po resigned as CEO and President on March 30, 2019. But he remains as Treasurer, Secretary and Director.

Stock option plan

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Outstanding Equity Awards at Fiscal Year End

The Company has issued equity awards as below during fiscal year 2019.

Director’s Compensation

Name	Fee earned or paid in cash	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
David Po(1)
-2020	-	-	-	-	-	-	-
-2019	-	$1,029,600	-	-	-	-	$1,029,600

Yong Seng Yip(2)
-2020	-	-	-	-	-	-	-
-2019	-	-	-	-	-	-	-

(1)	Mr. David Po resigned as CEO and President on March 30, 2019. But he remains as Treasurer, Secretary and Director.
(2)	Mr. Yong Seng Yip resigned as Director on April 1, 2020

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

	Number of Shares of
	Common Stock
Name of Beneficial Owner(1)	Beneficially Owned	Percentage of Class
Chiea Kah Szen (i)	-	*
Chean Chee Foong (i)	-	*
David Po (i)	514,800	*
Qiu Peng (iii)	105,800,000	20.80%
Li Mingguang (iii)	128,000,000	25.17%
Pisces Star Overseas Co. Ltd (iii)	30,000,000	5.9%
All Directors and Officers as a Group (3 persons)(ii)	514,800	*

* Less than 1%.

(1) In care of Image Chain Group Limited, Inc., No. 6, 6-1, 6-2, Jalan BS 10/6, Taman Bukit Serdang, 43300 Seri Kembangan, Selangor, Malaysia.

Change in Control Arrangements

As of December 31, 2020, there are no arrangements that would result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

Related parties’ relationships are as follows:

David Po	Director and a shareholder of the Company

During the year ended December 31, 2019, $1,029,600 services fee was paid to David Po (the Treasurer, Secretary and Chairman of the Board of Director) with 468,000 shares of common stock at $2.2 per share for his services provided and to be provided for the year ended December 31, 2019.

During the year ended December 31, 2020, David Po advanced $3,609 for operating expenses. Amounts due to Mr. Po as of December 31, 2020 and December 31, 2019, were $731,273 and $727,664, respectively.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended December 31, 2020 and 2019.

Zia Masood Kiani & Co.

Accounting Fees and Services

	2020	2019
Audit Fees	$4,130	$3,935
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$4,130	$3,935

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

IMAGE CHAIN GROUP LIMITED, INC.
(Registrant)

Dated: March 31, 2021	/s/ Chiea Kah Szen
Chiea Kah Szen
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Image Chain Group Limited Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Image Chain Group Limited Inc. (“the Company”) as of December 31, 2020, and 2019, the related consolidated statements of operations and comprehensive loss, stockholder’s equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had suffered recurring losses from operations resulted in accumulated deficit of $9,442,657 and has a net capital deficiency that raises substantial doubt about the its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Zia Masood Kiani & Co.
Zia Masood Kiani & Co.
(Chartered Accountants)

We have served as the Company’s auditor since 2020.

Islamabad, Pakistan

Date: March 29, 2021

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$-	$-
Total Current assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued liabilities and other payables	$78,429	$39,171
Due to related party	731,273	727,664
Total Current Liabilities	809,702	766,835
Total Liabilities	809,702	766,835

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 50,000 shares authorized, issued and outstanding	50	50
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 508,539,882 and 508,539,882 issued as of December 31, 2020 and December 31, 2019, respectively	508,540	508,540
Additional paid in capital	8,124,365	8,124,365
Accumulated deficit	(9,442,657)	(9,399,790)
Total Stockholders’ Deficit	(809,702)	(766,835)
Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to the consolidated financial statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Operations and Comprehensive Loss

	For the years ended
	December 31,
	2020	2019

Revenue	$-	$-

Operating Expenses
General and administrative expenses	42,867	2,916,205
Total Operating Expenses	42,867	2,916,205

Loss Before Income Taxes	(42,867)	(2,916,205)
Provision for income taxes	-	-

Net Loss	(42,867)	(2,916,205)

Other Comprehensive Income
Foreign currency translation	-	-
Total Comprehensive Loss	$(42,867)	$(2,916,205)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	$508,539,882	$508,244,361

See accompanying notes to the consolidated financial statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2020 and 2019

							Accumulated			Total
	Preferred Stock		Common Stock		Additional Paid in	Accumulated	other comprehensive	Treasury Stock		Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	loss	Shares	Amount	(Deficit)
Balance, December 31, 2018	50,000	$50	507,070,882	$507,271	$5,333,834	$(6,483,585)	$-	200,000	$-	$(642,430)
Common stocks issued for services	-	-	1,269,000	1,269	2,790,531	-	-	-	-	2,791,800
Net loss	-	-	-	-	-	(2,916,205)	-	-	-	(2,916,205)
Balance, December 31, 2019	50,000	$50	508,339,882	$508,540	$8,124,365	$(9,399,790)	$-	200,000	$-	$(766,835)
Net loss	-	-	-	-	-	(42,867)	-	-	-	(42,867)
Balance, December 31, 2020	50,000	$50	508,339,882	$508,540	$8,124,365	$(9,442,657)	$-	200,000	$-	$(809,702)

See accompanying notes to the consolidated financial statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(42,867)	$(2,916,205)
Adjustments to reconcile net loss to net cash provided by operating activities:
Salaries paid by shares	-	2,791,800
Expenses paid by related party	3,609	85,601
Changes in operating assets and liabilities:
Accrued liabilities and other payables	39,258	38,804
Net cash used in operating activities	-	-

Effect of foreign currency translation on cash and cash equivalents	-	-

Net decrease of cash and cash equivalents	-	-
Cash and cash equivalents–beginning of period	-	-
Cash and cash equivalents–end of period	$-	$-

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services	$-	$2,791,800

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

For the years ended December 31, 2020 and 2019, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2020, the Company did not have any significant unrecognized uncertain tax positions.

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended December 31, 2020 and 2019, the Company did not have any potentially dilutive securities outstanding.

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

As of December 31, 2020, the Company had an accumulated deficit of $9,442,657 and net loss of $42,867 and net cash used in operations of $0 for the year ended December 31, 2020. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through December 31, 2020 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Loss from continuing operations before income tax expense (benefit) is as follows:

	For the Years Ended
	December 31,
	2020	2019
Loss attributed to United States	$(42,867)	$(2,916,205)
Loss attributed to foreign operations	-	-
Loss before income taxes	$(42,867)	$(2,916,205)

The expense (benefit) for income taxes from continuing operations consists of the following components:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets as of December 31, 2020 and 2019 from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2020, the operations in the United States of America incurred $3,596,728 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance of approximately $755,313 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Islands

Under the laws of British Virgin Islands, the Company is not subject to income taxes.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Deferred tax assets:
NOL carryforwards
United States	$755,313	$746,311
Foreign operations	-	-
Change in valuation allowance	(755,313)	(746,311)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $755,313 as of December 31, 2020. For the year ended December 31, 2020, the valuation allowance increased by $9,002, primarily relating to net operating loss carryforwards.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2013.

5. RELATED PARTY TRANSACTIONS

Related parties’ relationships are as follows:

David Po	Director and a shareholder of the Company

During the year ended December 31, 2020, David Po advanced $3,609 for operating expenses. Amounts due to Mr. Po as of December 31, 2020 and 2019, were $731,273 and $727,664, respectively.

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

During the year ended December 31, 2020, there were no issuances of Preferred Stock.

As of December 31, 2020 and 2019, 50,000 shares of preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 2,000,000,000 shares of common stock at a par value of $0.001.

During the year ended December 31, 2020, there were no issuances of Common Stock.

As of December 31, 2020 and 2019, 508,539,882 shares of common stock were issued and outstanding.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

