Form 10-Q
period 2021-09-30
Image Chain Group Limited, Inc.
filed 2021-10-07
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________________

Commission File Number	000-55326

IMAGE CHAIN GROUP LIMITED, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-4333787
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 6, 6-1, 6-2, Jalan BS 10/6, Taman Bukit Serdang, 43300 Seri Kembangan, Selangor, Malaysia	N/A
(Address of principal executive offices)	(Zip Code)

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

508,539,882 common shares issued and outstanding as of October 7, 2021.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

3

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$-	$-
Total Current assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued liabilities and other payables	$225,877	$78,429
Due to related party	731,273	731,273
Total Current Liabilities	957,150	809,702
Total Liabilities	957,150	809,702

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 50,000 shares authorized, issued and outstanding	50	50
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 508,539,882 and 508,539,882 issued as of September 30, 2021 and December 31, 2020, respectively	508,540	508,540
Additional paid in capital	8,124,365	8,124,365
Accumulated deficit	(9,590,105)	(9,442,657)
Total Stockholders’ Deficit	(957,150)	(809,702)
Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Operations and Comprehensive Loss

For the Three And Nine months Ended September 30, 2021 And 2020

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	49,118	2,836	147,448	35,046
Total Operating Expenses	$49,118	$2,836	$147,448	$35,046

Loss Before Income Taxes	(49,118)	(2,836)	(147,448)	(35,046)
Provision for income taxes	-	-	-	-

Net Loss from continuing operations	$(49,118)	$(2,836)	$(147,448)	$(35,046)

Other Comprehensive Income
Foreign currency translation	-	-	-	-
Total Comprehensive Loss	$(49,118)	$(2,836)	$(147,448)	$(35,046)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	508,539,882	508,539,882	508,539,882	508,539,882

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Accumulated other comprehensive	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	loss	Shares	Amount	(Deficit)
Balance, December 31, 2019	50,000	$50	508,339,882	$508,540	$8,124,365	$(9,399,790)	$-	200,000	$-	$(766,835)
Net loss	-	-	-	-	-	(29,374)	-	-	-	(29,374)
Balance, March 31, 2020	50,000	$50	508,339,882	$508,540	$8,124,365	$(9,429,164)	$-	200,000	$-	$(796,209)
Net loss	-	-	-	-	-	(2,836)	-	-	-	(2,836)
Balance, June 30, 2020	50,000	$50	508,339,882	$508,540	$8,124,365	$(9,432,000)	$-	200,000	$-	$(799,045)
Net loss	-	-	-	-	-	(2,836)	-	-	-	(2,836)
Balance, September 30, 2020	50,000	$50	508,339,882	$508,540	$8,124,365	$(9,434,836)	$-	200,000	$-	$(801,881)

Balance, December 31, 2020	50,000	$50	508,339,882	$508,540	$8,124,365	$(9,442,657)	$-	200,000	$-	$(809,702)
Net loss	-	-	-	-	-	(49,922)	-	-	-	(49,922)
Balance, March 31, 2021	50,000	$50	508,339,882	$508,540	$8,124,365	$(9,492,579)	$-	200,000	$-	$(859,624)
Net loss	-	-	-	-	-	(48,408)	-	-	-	(48,408)
Balance, June 30, 2021	50,000	$50	508,339,882	$508,540	$8,124,365	$(9,540,987)	$-	200,000	$-	$(908,032)
Net loss	-	-	-	-	-	(49,118)	-	-	-	(49,118)
Balance, September 30, 2021	50,000	$50	508,339,882	$508,540	$8,124,365	$(9,590,105)	$-	200,000	$-	$(957,150)

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(147,448)	$(35,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Expenses paid by related party	-	3,609
Changes in operating assets and liabilities:
Accrued liabilities and other payables	147,448	31,437
Net cash provided by operating activities	-	-

Effect of foreign currency translation on cash and cash equivalents	-	-

Net decrease of cash and cash equivalents	-	-
Cash and cash equivalents–beginning of period	-	-
Cash and cash equivalents–end of period	$-	$-

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2020 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2020 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2021.

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

For the periods ended September 30, 2021 and 2020, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2021, the Company did not have any significant unrecognized uncertain tax positions.

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the periods ended September 30, 2021 and 2020, the Company did not have any potentially dilutive securities outstanding.

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

As of September 30, 2021, the Company had an accumulated deficit of $9,590,105 and net loss of $147,448 and net cash used in operations of $0 for the period ended September 30, 2021. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through December 31, 2021 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

4. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Payable to My Project Group Limited	$212,527	$66,069
Accrued other expenses	13,350	12,360
Total accrued liabilities and other payables	$225,877	$78,429

Effective from January 1, 2021, the Company entered into service agreement with My Project Group Limited under which monthly compensation of $15,000 will be charged to the Company against provision of various consultancy services related to company accounting and filing services.

5. INCOME TAXES

The Company operates in the United States and its wholly-owned subsidiaries operate in British Virgin Islands (“BVI”) and files tax returns in these jurisdictions.

Loss from continuing operations before income tax expense (benefit) is as follows:

	For the Periods Ended
	September 30,
	2021	2020
Loss attributed to United States	$(147,448)	$(35,046)
Loss attributed to foreign operations	-	-
Loss before income taxes	$(147,448)	$(35,046)

The expense (benefit) for income taxes from continuing operations consists of the following components:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of September 30, 2021, the operations in the United States of America incurred $3,744,175 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance of approximately $786,277 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Islands

Under the laws of British Virgin Islands, the Company is not subject to income taxes.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021	December 31, 2020
Deferred tax assets:
NOL carryforwards
United States	$786,277	$755,313
Foreign operations	-	-
Change in valuation allowance	(786,277)	(755,313)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $786,277 as of September 30, 2021. For the period ended September 30, 2021, the valuation allowance increased by $30,964, primarily relating to net operating loss carryforwards.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2013.

6. RELATED PARTY TRANSACTIONS

Related parties’ relationships are as follows:

David Po	Director and a shareholder of the Company

During the period ended September 30, 2021, there were no related party transactions.

Amounts due to Mr. Po as of September 30, 2021 and December 31, 2020, were $731,273.

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

During the nine months ended September 30, 2021, there were no issuances of Preferred Stock.

As of September 30, 2021 and December 31, 2020, 50,000 shares of preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 2,000,000,000 shares of common stock at a par value of $0.001.

During the nine months ended September 30, 2021, there were no issuances of Common Stock.

As of September 30, 2021 and December 31, 2020, 508,539,882 shares of common stock were issued and outstanding.

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events till October 7, 2021. All subsequent events requiring recognition as of September 30, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Kuala Lumpur transition from Phase 1 to Phase 2 of the National Recovery Plan effective on September 10, 2021.

During the MCO, CMCO, RMCO and FMCO period, we have minimized the operations and have stopped to seek new business opportunities with established business entities for merger with or acquisition of a target business. We expect the business activities will be resumed gradually.

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020.

	Three months ended September 30,
	2021	2020

Revenue	-	-
Operating expenses
General and administrative expenses	49,118	2,836
Total operating expenses	49,118	2,836
Loss Before Income Taxes	(49,118)	(2,836)
Provision for Income Taxes	-	-
Net Loss	(49,118)	(2,836)
Other Comprehensive Income
Foreign currency translation gain	-	-
Total Comprehensive loss	(49,118)	(2,836)
Loss per share
Basic and Diluted Loss per Common Share	(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	508,539,882	508,539,882

Operating Expenses

Our general and administrative expenses increased from $2,836 for the three months ended September 30, 2020 to $49,118 for the three months ended September 30, 2021. The increase was mainly attributed to the consulting fee in the current year.

Net Loss

Our net loss increased from $2,836 for the three months ended September 30, 2020 to $49,118 for the three months ended September 30, 2021. The increase was mainly attributed to the consulting fee in the current year.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020.

	Nine months ended September 30,
	2021	2020

Revenue	-	-
Operating expenses
General and administrative expenses	147,448	35,046
Total operating expenses	147,448	35,046
Loss Before Income Taxes	(147,448)	(35,046)
Provision for Income Taxes	-	-
Net Loss	(147,448)	(35,046)
Other Comprehensive Income
Foreign currency translation gain	-	-
Total Comprehensive loss	(147,448)	(35,046)
Loss per share
Basic and Diluted Loss per Common Share	(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	508,539,882	508,539,882

Operating Expenses

Our general and administrative expenses increased from $35,046 for the nine months ended September 30, 2020 to $147,448 for the nine months ended September 30, 2021. The increase was mainly attributed to the consulting fee in the current year.

Net Loss

Our net loss increased from $35,046 for the nine months ended September 30, 2020 to $147,448 for the nine months ended September 30, 2021. The increase was mainly attributed to the consulting fee in the current year.

Liquidity and Capital Resources

Since the inception of the Company, we have incurred significant net losses and negative cash flows from operations. During the nine months ended September 30, 2021 and the nine months ended September 30, 2020, we had net losses of $147,448 and $35,046, respectively. As of September 30, 2021, we had an accumulated deficit of $9,590,105. As discussed in our financial statements for the nine months ended September 30, 2021, these factors raise substantial doubt about our ability to continue as a going concern.

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

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2021 and 2020 were $0.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 were $0.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 and 2020 were $0.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

GOING  CONCERN

These financial statements have been prepared assuming that Company will continue as a going concern. As of September 30, 2021, the Company had accumulated deficits of $9,590,105 due to substantial losses. There was substantial doubt regarding the Company’s ability to continue as going concern as of September 30, 2021. Refer to Note 3. GOING CONCERN of the accompanying notes to the condensed financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IMAGE CHAIN GROUP LIMITED, INC.
(Registrant)

Dated: October 7, 2021	/s/ Chiea Kah Szen
Chiea Kah Szen
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

