Form 10-K
period 2021-12-31
Image Chain Group Limited, Inc.
filed 2022-03-31
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☐       No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliate of the registrant as of June 30, 2021 was approximately $24,666,733 based on the closing price on June 30, 2021.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

533,539,882 common shares issued and outstanding as of March 31, 2022.

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

On December 23, 2021, the Company and Mr. Or Ka Ming (“Mr. Or”) entered into a consulting agreement, pursuant to which Mr. Or, as an independent contractor, agreed to make introductions for the purpose of developing business for the Company and negotiations with potential strategic partners, and corporate planning as requested by the Company through December 22, 2022. It is expected that Mr. Or will bring in some target businesses for consideration in 2022.

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

Holders

As of the date of this Report there were approximately 484 holders of record of our Common Stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.” As of the date of this Report, there are 533,539,882 shares of our Common Stock outstanding. There are no options, warrants or other securities convertible into our Common Stock, other than the 50,000 shares of our Preferred Stock currently outstanding. Our Preferred Stock currently outstanding are under contract for conversion into 50,000 shares of our Common Stock, representing a conversion basis of 1 share of Preferred Stock for 1 share of Common Stock.

Dividends

Holders of Common Stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during its fiscal years ended December 31, 2021 or 2020.

To the extent ICGL has any future earnings, it will likely retain earnings to expand corporate operations and not use such earnings to pay dividends.

Transfer Agent and Registrar

The transfer agent and registrar for ICGL’s common stock is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725, telephone 813-344-4490.

Repurchases of Our Securities

None.

Recent Sales of Unregistered Securities

All unregistered sale of equity securities were reported in Current Reports on Form 8-k filed with SEC on December 29, 2021.

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

Item 6. [Reserved]

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2021 and 2020, which are included herein.

Our operating results for the year ended December 31, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Year ended December 31,
	2021	2020

Net revenues	-	-
Operating expenses
General and administrative expenses	305,372	42,867
Total operating expenses	305,372	42,867
Loss from operations	(305,372)	(42,867)
Other Income	301,290	-
Loss Before Income Taxes	(4,082)	(42,867)
Provision for Income Taxes	-	-
Net Loss	(4,082)	(42,867)
Other Comprehensive Income
Foreign currency translation	-	-
Total Comprehensive loss	(4,082)	(42,867)
Loss per share
Basic and Diluted Loss per Common Share	(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	509,156,320	508,539,882

Comparison of the Years ended December 31, 2021 and 2020

Net Revenues

Net revenues were $0 for the years ended December 31, 2021 and 2020.

Operating Expenses

Our general and administrative expenses increased from $42,867 for the year ended December 31, 2020 to $305,372 for the year ended December 31, 2021. The increase was mainly attributed to the consulting fee in the current year.

Other Income

We generated other income of $301,290 for the year ended December 31, 2021. The Company provide service to refer potential targets to Customer for investments and/or mergers and acquisitions.

Net Loss

Our net loss decreased from $42,867 for the year ended December 31, 2020 to $4,082 for the year ended December 31, 2021. The decrease was mainly attributed to the other income pursuant to a service agreement, of which the Company refer potential targets to Customer for investments and/or mergers and acquisitions.

Liquidity and Capital Resources

Since the inception of the Company, we have incurred significant net losses and negative cash flows from operations. During the years ended December 31, 2021 and 2020, we had net losses of $4,082 and $42,867, respectively. As of December 31, 2021, we had an accumulated deficit of $9,446,739. As discussed in our financial statements for the year ended December 31, 2021, these factors raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2021, we had cash and cash equivalents of $0. To date, we have financed our operations principally through borrowings from our related parties. Depending on our future operational results, we may need to conduct one or more equity or debt financings within the next 12 months.

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

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2021 and 2020 were $0.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 and 2020 were $0.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 and 2020 were $0.

Off-Balance Sheet Arrangements

During the years ended December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2021, these disclosure controls and procedures were not effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management have concluded that our internal control over financial reporting was not effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:

As of the date of this Report, our Board of Directors consists of one member. The Company has two officers.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Chiea Kah Szen	President and Chief Executive Officer	50	March 30, 2019
Chean Chee Foong	Chief Operating Officer	41	May 1, 2019
David Po	Treasurer, Secretary, Director	60	May 1, 2017

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons. We believe that, during the fiscal year ended December 31, 2021, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2021 and 2020; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2021 and 2020, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Chiea Kah Szen (1)	2021	-	-	-	-	-	-	-	-
President and CEO	2020	-	-	-	-	-	-	-	-

Chean Chee Foong(2)	2021	-	-	-	-	-	-	-	-
COO	2020	-	-	-	-	-	-	-	-

David Po(3)	2021	-	-	-	-	-	-	-	-
Treasurer, Secretary and Director	2020	-	-	-	-	-	-	-	-

(1)	Mr. Chiea Kah Szen was appointed as CEO and President on March 30, 2019
(2)	Mr. Chean Chee Foong was appointed COO on May 1, 2019.
(3)	Mr. David Po resigned as CEO and President on March 30, 2019. But he remains as Treasurer, Secretary and Director.

Stock option plan

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Outstanding Equity Awards at Fiscal Year End

We do not have outstanding equity awards during fiscal year 2021.

Director’s Compensation

Name	Fee earned or paid in cash	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
David Po(1)
-2021	-	-	-	-	-	-	-
-2020	-	$-	-	-	-	-	$-

(1)	Mr. David Po resigned as CEO and President on March 30, 2019. But he remains as Treasurer, Secretary and Director.

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities. Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. As of the date hereof, we had 533,539,882 shares of Common Stock issued and outstanding, including 50,000 shares of Preferred Stock under contract for exchange into Common Stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The Company does not maintain any equity compensation plans.

	Number of Shares of
	Common Stock
Name of Beneficial Owner(1)	Beneficially Owned	Percentage of Class
Chiea Kah Szen (i)	-	*
Chean Chee Foong (i)	-	*
David Po (i)	514,800	*
Qiu Peng (iii)	105,800,000	19.83%
Li Mingguang (iii)	128,000,000	23.99%
Pisces Star Overseas Co. Ltd (iii)	30,000,000	5.62%
My Project Group Limited	25,000,000	4.69%

All Directors and Officers as a Group (3 persons)(ii)	514,800	*

* Less than 1%.

(1) In care of Image Chain Group Limited, Inc., No. 6, 6-1, 6-2, Jalan BS 10/6, Taman Bukit Serdang, 43300 Seri Kembangan, Selangor, Malaysia.

Change in Control Arrangements

As of December 31, 2021, there are no arrangements that would result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

Related parties’ relationships are as follows:

David Po	Director and a shareholder of the Company

During the year ended December 31, 2020, David Po advanced $3,609 for operating expenses.

During the year ended December 31, 2021, the Company did not have transaction with David Po.

Amounts due to Mr. Po as of December 31, 2021 and December 31, 2020, were $731,273 and $731,273, respectively.

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

Item 14. Principal Accounting Fees and Services.

The following tables set forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended December 31, 2021 and 2020.

JP Centurion & Partners PLT

Accounting Fees and Services

	2021	2020
Audit Fees	$8,000	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$8,000	$-

Zia Masood Kiani & Co.

Accounting Fees and Services

	2021	2020
Audit Fees	$4,800	$4,130
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$4,800	$4,130

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) The following documents are filed as part of this Report on Form 10-K:

1. Financial Statements

2. Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3. The following exhibits are filed as part of this Report on Form 10-K

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation (ii) Bylaws
3.1	Articles of Incorporation	S-1	3.1	05/02/2014
3.2	By-laws	S-1	3.2	05/02/2014
3.3	Certificate of Amendment	8-K	3.1	06/12/2015
3.4	Certificate of Correction of the Articles of Incorporation	8-K	3.1	02/14/2017
3.5	Certificate of Change	8-K/A	3.4	12/28/2017
(14)	Code of Ethics
14.1	Code of Ethics	S-1	14.1	05/02/2014
(21)	Subsidiaries of the Registrant
21.1*	Subsidiaries of the Registrant
(31)	Rule 13a-14 (d)/15d-14(d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101	Interactive Data File
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE CHAIN GROUP LIMITED, INC.
(Registrant)

Dated: March 31, 2022	/s/ Chiea Kah Szen
Chiea Kah Szen
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Image Chain Group Limited, Inc.

No. 6, 6-1, 6-2, Jalan BS 10/6,

Taman Bukit Serdang,

43300 Seri Kembangan,

Selangor, Malaysia.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Image Chain Group Limited, Inc. (the ‘Company’) as of December 31, 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the four months ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations and negative operating cashflows raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT (PCAOB: 6723)

We have served as the Company’s auditor since 2021.

Kuala Lumpur, Malaysia

March 31, 2022

PCAOB ID: 6723

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Image Chain Group Limited Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Image Chain Group Limited Inc. (“the Company”) as of December 31, 2020, the related consolidated statements of operations and comprehensive loss, stockholder’s equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Islamabad, Pakistan

Date: March 29, 2021

PCAOB ID: 3221

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$-	$-
Other receivables	24,205	-
Total Current assets	24,205	-
Total Assets	$24,205	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued liabilities and other payables	$8,006	$78,429
Due to related party	731,273	731,273
Total Current Liabilities	739,279	809,702
Total Liabilities	739,279	809,702

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 50,000 shares authorized, issued and outstanding	50	50
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 533,539,882 and 508,539,882 issued as of December 31, 2021 and December 31, 2020, respectively	533,540	508,540
Additional paid in capital	8,198,075	8,124,365
Accumulated deficit	(9,446,739)	(9,442,657)
Total Stockholders’ Deficit	(715,074)	(809,702)
Total Liabilities and Stockholders’ Deficit	$24,205	$-

See accompanying notes to the consolidated financial statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Operations and Comprehensive Loss

	For the years ended
	December 31,
	2021	2020

Revenue	$-	$-

Operating Expenses
General and administrative expenses	305,372	42,867
Total Operating Expenses	305,372	42,867

Loss from operation	(305,372)	(42,867)

Other Income	301,290	-

Loss Before Income Taxes	(4,082)	(42,867)
Provision for income taxes	-	-

Net Loss	(4,082)	(42,867)

Other Comprehensive Income
Foreign currency translation	-	-
Total Comprehensive Loss	$(4,082)	$(42,867)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	$509,156,320	$508,539,882

See accompanying notes to the consolidated financial statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2021 and 2020

							Accumulated			Total
	Preferred Stock		Common Stock		Additional Paid in	Accumulated	other comprehensive	Treasury Stock		Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	loss	Shares	Amount	(Deficit)
Balance, December 31, 2019	50,000	$50	508,339,882	$508,540	$8,124,365	$(9,399,790)	$-	200,000	$-	$(766,835)
Net loss	-	-	-	-	-	(42,867)	-	-	-	(42,867)
Balance, December 31, 2020	50,000	$50	508,339,882	$508,540	$8,124,365	$(9,442,657)	$-	200,000	$-	$(809,702)
Net loss	-	-	-	-	-	(4,082)	-	-	-	(4,082)
Share issued for acquisition of subsidiary	-	-	-	-	(1,290)	-	-	-	-	(1,290)
New issuance pursuant to consulting agreement	-	-	25,000,000	25,000	75,000	-	-	-	-	100,000
Balance, December 31, 2021	50,000	$50	533,339,882	$533,540	$8,198,075	$(9,446,739)	$-	200,000	$-	$(715,074)

See accompanying notes to the consolidated financial statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(4,082)	$(42,867)
Adjustments to reconcile net loss to net cash provided by operating activities:
Consideration paid by shares	100,000	-
Share issued for acquisition of subsidiary	(1,290)
Expenses paid by related party	-	3,609
Changes in operating assets and liabilities:
Other receivables	(24,205)	-
Accrued liabilities and other payables	(70,423)	39,258
Net cash used in operating activities	-	-

Effect of foreign currency translation on cash and cash equivalents	-	-

Net decrease of cash and cash equivalents	-	-
Cash and cash equivalents–beginning of period	-	-
Cash and cash equivalents–end of period	$-	$-

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services	$100,000	$-

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

Revenue Recognition

Revenue is generated through referral service. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

(i)	identification of the promised goods and services in the contract;
(ii)	determination of whether the promised goods and services are performance obligations, including whether they are distinct in the context of the contract;
(iii)	measurement of the transaction price, including the constraint on variable consideration;
(iv)	allocation of the transaction price to the performance obligations; and
(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company records revenue upon the end of service agreement.

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

For the years ended December 31, 2021 and 2020, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2021, the Company did not have any significant unrecognized uncertain tax positions.

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended December 31, 2021 and 2020, the Company did not have any potentially dilutive securities outstanding.

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

As of December 31, 2021, the Company had an accumulated deficit of $9,446,739 and net loss of $4,082 and net cash used in operations of $0 for the year ended December 31, 2021. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through December 31, 2021 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

4. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020

Payable to My Project Group Limited	$-	$66,069
Accrued other expenses	8,006	12,360
Total accrued liabilities and other payables	$8,006	$78,429

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

Loss from continuing operations before income tax expense (benefit) is as follows:

	For the Years Ended
	December 31,
	2021	2020
Loss attributed to United States	$(4,082)	$(42,867)
Loss attributed to foreign operations	-	-
Loss before income taxes	$(4,082)	$(42,867)

The expense (benefit) for income taxes from continuing operations consists of the following components:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets as of December 31, 2021 and 2019 from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2021, the operations in the United States of America incurred $3,902,100 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance of approximately $819,441 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Islands

Under the laws of British Virgin Islands, the Company is not subject to income taxes.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Deferred tax assets:
NOL carryforwards
United States	$756,170	$755,313
Foreign operations	-	-
Change in valuation allowance	(756,170)	(755,313)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $756,170 as of December 31, 2021. For the year ended December 31, 2021, the valuation allowance increased by $857, primarily relating to net operating loss carryforwards.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2013.

6. RELATED PARTY TRANSACTIONS

Related parties’ relationships are as follows:

David Po	Director and a shareholder of the Company

During the year ended December 31, 2021, the Company did not have transaction with David Po. Amounts due to Mr. Po as of December 31, 2021 and 2020, were $731,273 and $731,273, respectively.

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

During the year ended December 31, 2021, there were no issuances of Preferred Stock.

As of December 31, 2021 and 2020, 50,000 shares of preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 2,000,000,000 shares of common stock at a par value of $0.001.

During the year ended December 31, 2021, the Company issued 25,000,000 shares of Common Stock for services.

As of December 31, 2021 and 2020, 533,539,882 and 508,539,882 shares of common stock were issued and outstanding, respectively.

8. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has one reportable segment in term of geography.

By geography

As of December 31, 2021
	Malaysia	Total
Revenue	-	-
Cost of revenues	-	-
Depreciation and amortization	$-	$-
Net loss	(4,082)	(4,082)
Total assets	24,205	24,205
Capital expenditures for long-lived assets	-	-

As of December 31, 2020
	Malaysia	Total
Revenue	-	-
Cost of revenues	-	-
Depreciation and amortization	$-	$-
Net loss	(42,867)	(42,867)
Total assets	-	-
Capital expenditures for long-lived assets	-	-

9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

10. SIGNIFICANT EVENTS

During the fiscal year, the World Health Organization declared the Coronavirus (COVID-19) outbreak to be a pandemic, which has caused severe global social and economic disruptions and uncertainties, including markets where the Company operates.

The Company considers this outbreak as non-adjusting-events. The consequences brought about by Covid-19 continue to evolve and whilst the Company actively monitoring and managing its operations to respond to these changes, the Company does not consider it practicable to provide any quantitative estimate on the potential impact it may have on the Company.

