Form 10-Q
period 2022-03-31
Image Chain Group Limited, Inc.
filed 2022-05-05
CIK 1598924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2022

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________________

Commission File Number	000-55326

IMAGE CHAIN GROUP LIMITED, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-4333787
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 6, 6-1, 6-2, Jalan BS 10/6, Taman Bukit Serdang, 43300 Seri Kembangan, Selangor, Malaysia	N/A
(Address of principal executive offices)	(Zip Code)

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

533,539,882 common shares issued and outstanding as of May 5, 2022.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

3

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$-	$-
Other receivables	-	24,205
Total Current assets	-	24,205
Total Assets	$-	$24,205

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued liabilities and other payables	$36,059	$8,006
Due to related party	731,273	731,273
Total Current Liabilities	767,332	739,279
Total Liabilities	767,332	739,279

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 50,000 shares authorized, issued and outstanding	50	50
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 533,539,882 and 533,539,882 issued as of March 31, 2022 and December 31, 2021, respectively	533,540	533,540
Additional paid in capital	8,198,075	8,198,075
Accumulated deficit	(9,498,997)	(9,446,739)
Total Stockholders’ Deficit	(767,332)	(715,074)
Total Liabilities and Stockholders’ Deficit	$-	$24,205

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Operations and Comprehensive Loss

For the period ended March 31, 2022 and 2021

(Unaudited)

	For the three months ended
	March 31,
	2022	2021

Revenue	$-	$-

Operating Expenses
General and administrative expenses	52,258	49,922
Total Operating Expenses	52,258	49,922

Loss Before Income Taxes	(52,258)	(49,922)
Provision for income taxes	-	-

Net Loss	(52,258)	(49,922)

Other Comprehensive Income
Foreign currency translation gain	-	-
Total Comprehensive Loss	$(52,258)	$(49,922)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	$533,539,882	$508,539,882

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Accumulated other comprehensive	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	loss	Shares	Amount	(Deficit)
Balance, December 31, 2020	50,000	$50	508,339,882	$508,540	$8,124,365	$(9,442,657)	$-	200,000	$-	$(809,702)
Net loss	-	-	-	-	-	(49,922)	-	-	-	(49,922)
Balance, March 31, 2021	50,000	$50	508,339,882	$508,540	$8,124,365	$(9,492,579)	$-	200,000	$-	$(859,624)

Balance, December 31, 2021	50,000	$50	533,339,882	$533,540	$8,198,075	$(9,446,739)	$-	200,000	$-	$(715,074)
Net loss	-	-	-	-	-	(52,258)	-	-	-	(52,258)
Balance, March 31, 2022	50,000	$50	533,339,882	$533,540	$8,198,075	$(9,498,997)	$-	200,000	$-	$(767,332)

See accompanying notes to Unaudited Consolidated Financial Statements

IMAGE CHAIN GROUP LIMITED, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(52,258)	$(49,922)
Adjustments to reconcile net loss to net cash provided by operating activities:
Expenses paid by related party	-	-
Changes in operating assets and liabilities:
Other receivables	24,205	-
Accrued liabilities and other payables	28,053	49,922
Net cash provided by operating activities	-	-

Effect of foreign currency translation on cash and cash equivalents	-	-

Net decrease of cash and cash equivalents	-	-
Cash and cash equivalents–beginning of period	-	-
Cash and cash equivalents–end of period	$-	$-

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2021 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2021 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2022.

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

For the periods ended March 31, 2022 and 2021, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2022, the Company did not have any significant unrecognized uncertain tax positions.

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the periods ended March 31, 2022 and 2021, the Company did not have any potentially dilutive securities outstanding.

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

As of March 31, 2022, the Company had an accumulated deficit of $9,498,997 and net loss of $52,258 and net cash used in operations of $0 for the period ended March 31, 2022. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through December 31, 2022 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

4. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Payable to My Project Group Limited	$28,159	$-
Accrued other expenses	7,900	8,006
Total accrued liabilities and other payables	$36,059	$8,006

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

Loss from continuing operations before income tax expense (benefit) is as follows:

	For the Periods Ended
	March 31,
	2022	2021
Loss attributed to United States	$(52,258)	$(49,922)
Loss attributed to foreign operations	-	-
Loss before income taxes	$(52,258)	$(49,922)

The expense (benefit) for income taxes from continuing operations consists of the following components:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of March 31, 2022, the operations in the United States of America incurred $3,653,068 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance of approximately $767,144 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Islands

Under the laws of British Virgin Islands, the Company is not subject to income taxes.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021
Deferred tax assets:
NOL carryforwards
United States	$767,144	$756,170
Foreign operations	-	-
Change in valuation allowance	(767,144)	(756,170)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $767,144 as of March 31, 2022. For the period ended March 31, 2022, the valuation allowance increased by $10,974, primarily relating to net operating loss carryforwards.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2013.

6. RELATED PARTY TRANSACTIONS

Related parties’ relationships are as follows:

David Po	Director and a shareholder of the Company

During the period ended March 31, 2022, the Company did not have transaction with David Po. Amounts due to Mr. Po as of March 31, 2022 and December 31, 2021, were $731,273.

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

During the three months ended March 31, 2022, there were no issuances of Preferred Stock.

As of March 31, 2022 and December 31, 2021, 50,000 shares of preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 2,000,000,000 shares of common stock at a par value of $0.001.

During the three months ended March 31, 2022, there were no issuances of Common Stock.

As of March 31, 2022 and December 31, 2021, 533,539,882 shares of common stock were issued and outstanding.

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2022 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

9. SIGNIFICANT EVENTS

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

Kuala Lumpur transition from Phase 1 to Phase 2 of the National Recovery Plan effective on September 10, 2021.

On 8 March 2022, the Prime Minister of Malaysia announced that Malaysia will commence its transition to the endemic phase and reopen its borders from 1 April 2022. After two years of battling the COVID-19 pandemic, Malaysians are starting to return to their normal lifestyle, albeit under the new normal by adhering to standard operating procedures such as the mask mandate.

During the MCO, CMCO, RMCO and FMCO period, we have minimized the operations and have stopped to seek new business opportunities with established business entities for merger with or acquisition of a target business. We expect the business activities will be resumed gradually.

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021.

	Three months ended March 31,
	2022	2021

Revenue	-	-
Operating expenses
General and administrative expenses	52,258	49,922
Total operating expenses	52,258	49,922
Loss Before Income Taxes	(52,258)	(49,922)
Provision for Income Taxes	-	-
Net Loss	(52,258)	(49,922)
Other Comprehensive Income
Foreign currency translation gain	-	-
Total Comprehensive loss	(52,258)	(49,922)
Loss per share
Basic and Diluted Loss per Common Share	(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	533,539,882	508,539,882

Operating Expenses

Our general and administrative expenses increased from $49,922 for the three months ended March 31, 2021 to $52,258 for the three months ended March 31, 2022. The general and administrative expenses were mainly attributed to the consulting fee in both years.

Net Loss

Our net loss increased from $49,922 for the three months ended March 31, 2021 to $52,258 for the three months ended March 31, 2022. The net losses were mainly attributed to the consulting fee in both years.

Liquidity and Capital Resources

Since the inception of the Company, we have incurred significant net losses and negative cash flows from operations. During the three months ended March 31, 2022 and the three months ended March 31, 2021, we had net losses of $52,258 and $49,922, respectively. As of March 31, 2022, we had an accumulated deficit of $9,498,997. As discussed in our financial statements for the three months ended March 31, 2022, these factors raise substantial doubt about our ability to continue as a going concern.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

Three months ended March 31,
	2022	2021
Cash flows from operating activities	$-	$-
Cash flows from investing activities	$-	$-
Cash flows from financing activities	$-	$-

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2022 and 2021 were $0.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 and 2021 were $0.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 and 2021 were $0.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

GOING CONCERN

These financial statements have been prepared assuming that Company will continue as a going concern. As of March 31, 2022, the Company had accumulated deficits of $9,498,997 due to substantial losses. There was substantial doubt regarding the Company’s ability to continue as going concern as of March 31, 2022. Refer to Note 3. GOING CONCERN of the accompanying notes to the condensed financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IMAGE CHAIN GROUP LIMITED, INC.
(Registrant)

Dated: May 5, 2022	/s/ Chiea Kah Szen
Chiea Kah Szen
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

